Form 10-Q
period 2021-03-31
Incordex Corp.
filed 2021-05-14
CIK 1818550

As filed with the Securities and Exchange Commission on May 14, 2021

Registration No. 333-248609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-248609

Incordex Corp.
(Exact name of registrant as specified in its charter)

Nevada	7371	EIN 98-1541457
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

6 Rosemary Way,

Nuneaton, United Kingdom CV10 7ST

+44-203-99-11-252

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Registered Agents Inc.

401 Ryland St., STE 200-A

Reno, NV 89502

775-401-6800

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes☐ No ☒

Applicable Only to Corporate Registrants.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 14, 2021
Common Stock: $0.001	5,000,000

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ACCOMPANYING INTERIM FINANCIAL STATEMENTS OF INCORDEX CORP. (“THE COMPANY”, “WE”, “US” OR “OUR”), HAVE BEEN PREPARED WITHOUT AUDIT PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION. CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED PRINCIPLES HAVE BEEN CONDENSED OR OMITTED PURSUANT TO SUCH RULES AND REGULATIONS.

THE INTERIM FINANCIAL STATEMENTS ARE CONDENSED AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S LATEST ANNUAL FINANCIAL STATEMENTS.

IN THE OPINION OF MANAGEMENT, THE FINANCIAL STATEMENTS CONTAIN ALL MATERIAL ADJUSTMENTS, CONSISTING ONLY OF NORMAL ADJUSTMENTS CONSIDERED NECESSARY TO PRESENT FAIRLY THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND CASH FLOWS OF THE COMPANY FOR THE INTERIM PERIODS PRESENTED.

Incordex Corp.

Balance sheets

	MARCH 31, 2021	JUNE 30, 2020
	(UNAUDITED)	(AUDITED)
ASSETS
CASH ON HAND	$1,500	3,500
PREPAID EXPENSES	-	1,500
TOTAL ASSETS	$1,500	5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
DIRECTOR LOAN	$4,989	760
ACCOUNTS PAYABLE	$2,000	-
TOTAL LIABILITIES	$6,989	760

STOCKHOLDER’S EQUITY
COMMON STOCK, PAR VALUE $0.001; 75,000,000 SHARES AUTHORIZED, 5,000,000 SHARES ISSUED AND OUTSTANDING	5,000	5,000
ACCUMULATED DEFICIT	(10,489)	(760)
TOTAL STOCKHOLDER’S EQUITY	(5,489)	4,240

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,500	5,000

See accompanying notes, which are an integral part of these financial statements

Incordex Corp.

Statements of operations

Nine months and three months ended March 31, 2021

 (Unaudited)

	NINE MONTHS ENDED MARCH 31, 2021	THREE MONTHS ENDED MARCH 31, 2021

REVENUES	$-	$-

OPERATING EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES	9,729	1,725
TOTAL OPERATING EXPENSES	(9,729)	(1,725)

NET INCOME (LOSS) FROM OPERATIONS	(9,729)	(1,725)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(9,729)	$(1,725)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes, which are an integral part of these financial statements

Incordex Corp

Statement of Changes in Stockholder’s Equity From Inception on June 12, 2020

For the Three and nine months ended March 31, 2021 and 2020 (Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY

INCEPTION JUNE 12, 2020	-	$-	$-	$-	$-
SHARES ISSUED FOR CASH $0.001 PER SHARE ON JUNE 19, 2020	5,000,000	5,000	-		5,000
NET LOSS FOR THE PERIOD YEAR ENDED JUNE 30, 2020	-	-	-	(760)	(760)
BALANCE AT JUNE 30, 2020	5,000,000	$5,000	-	$(760)	$(4,240)
NET LOSS FOR THE NINE MONTHS ENDED MARCH 31, 2021	-	-	-	(9,729)	(9,729)
BALANCE AT MARCH 31, 2021	5,000,000	$5,000	-	$(10,489)	$(5,489)
BALANCE AT DECEMBER 31, 2020	5,000,000	$5,000	-	$(8,764)	$(3,764)
NET LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2021	-	-	-	(1,725)	(1,725)
BALANCE AT MARCH 31, 2021	5,000,000	$5,000	-	$(10,489)	$(5,489)

See accompanying notes, which are an integral part of these financial statements

Incordex Corp.

Statements of cash flows

Nine months ended March 31, 2021 (Unaudited)

NINE MONTHS ENDED MARCH 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS FOR THE PERIOD	$(9,729)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH FROM OPERATING ACTIVITIES:
PREPAID EXPENSES	1,500
ACCOUNTS PAYABLE	2,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,229)
CASH FLOWS FROM FINANCING ACTIVITIES
DIRECTOR LOAN	4,229
PROCEEDS FROM CAPITAL STOCK	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,229

NET CHANGE IN CASH	(2,000)
CASH, BEGINNING OF PERIOD	3,500
CASH, END OF PERIOD	$1,500

SUPPLEMENTAL CASH FLOW INFORMATION:
INTEREST PAID	$-
INCOME TAXES PAID	$-

See accompanying notes, which are an integral part of these financial statements

Incordex Corp.

Notes to the financial statements

Nine months ended March 31, 2021

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Incordex Corp. (“the Company”, “we”, “us” or “our”) we were Incorporated on June 12, 2020 and intend to offer handwritten letter service via our web platform. Incordex Corp. will be an online handwritten letter service that sends handwritten letters and cards. Our customers will be business and private persons. Customers will use our services to send real handwritten letters to prospects and new customers. We expect our main customers will be direct mail marketing companies. Private persons will use our services for their private needs. The letter writers will be freelancers around the world. Our freelancers will be working on independent contract basis.

Our current address is 6 Rosemary Way, Nuneaton, CV107ST United Kingdom.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $10,489 as of March 31, 2021. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is June 30, 2020.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

FASB ASC Topic 820, "Fair Value Measurement," defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at March 31, 2021.

Income Taxes

The Company is a C Corporation under the Internal Revenue Code and a similar section of the state code.

All income tax amounts reflect the use of the liability method under accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes arising primarily from differences between financial and tax reporting purposes. Current year expense represents the amount of income taxes paid, payable or refundable for the period.

Deferred income taxes, net of appropriate valuation allowances, are determined using the tax rates expected to be in effect when the taxes are actually paid. Valuation allowances are recorded against deferred tax assets when it is more likely than not that such assets will not be realized. When an uncertain tax position meets the more likely than not recognition threshold, the position is measured to determine the amount of benefit or expense to recognize in the financial statements.

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of March 31, 2021, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2021 were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

There were 5,000,000 shares of common stock issued and outstanding as of March 31, 2021.

Voting Common Stock

All shares of common stock have voting rights and are identical. All holders of shares of voting common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

Non-voting Common Stock

All of the other terms of the Non-Voting Common Stock shall be identical to the Voting Common Stock, except for the right of first refusal that attaches to the Non-Voting Common Stock, as explained in the Company’s Bylaws.

Note 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At March 31, 2021, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through March 31, 2021, the date the financial statements were available to be issued, and there were no events to report.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Nine Months Periods Ended March 31, 2021:

During the three months period ended March 31, 2021 we have not generated any revenues.

For the three months period ended March 31, 2021 operating expenses were $ (1,725). Operating expenses consist of mainly professional fees.

Our net loss for the three months period ended March 31, 2021 were $(1,725).

During the nine months period ended March 31, 2021 we have not generated any revenues.

For the Nine months period ended March 31, 2021 operating expenses were $ (9,729). Operating expenses consist of mainly professional fees.

Our net loss for the nine months period ended March 31, 2021 were $(9,729).

Liquidity and Capital Resources

As at March 31, 2021, our total assets were $ 1,500. As at March 31, 2021, our current liabilities were $6,989 consisting of director loan of $4,989 and accounts payable $2,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended March 31, 2021, net cash flows used in operating activities was $(6,229).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods nine months ended March 31, 2021.

Cash Flows from Financing Activities

For the nine months period ended March 31, 2021, net cash flows provided by financing activities was $4,229.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal fourth quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form S-1 and authorized this registration statement to be signed on its behalf by the undersigned, in 6 Rosemary Way, Nuneaton, CV107ST United Kingdom on May 14, 2021.

INCORDEX CORP.

By:	/s/ Iurii Abramovici
Name:	Iurii Abramovici
Title:	President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Iurii Abramovici		May 14, 2021
Iurii Abramovici	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

