Form 10-K
period 2021-06-30
Incordex Corp.
filed 2021-10-15
CIK 1818550

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-248609

INCORDEX CORP.
(Exact name of registrant as specified in its charter)

Nevada	7371	EIN 98-1541457
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

6 Rosemary Way,

Nuneaton, United Kingdom CV10 7ST

+44-203-99-11-252

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Registered Agents Inc.

401 Ryland St., STE 200-A

Reno, NV 89502

775-401-6800

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☒

Class	Outstanding as of October 13, 2021
Common Stock: $0.001	6,450,000

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Description of Business

GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in Nevada on June 12, 2020. We are a development stage company that was formed to offer handwritten letter service via our website platform. We intend to use the net proceeds from this offering to develop our business operations (See “Description of Business” and “Use of Proceeds” elsewhere in this Prospectus). Our principal executive offices are located at 6 Rosemary Way, Nuneaton, United Kingdom CV10 7ST. Our phone number is +44-203-99-11-252.

From inception until the date of this filing, we have had very limited operating activities. Our financial statements from Inception June 12, 2020 through June 30, 2020, reports revenue of $4,970 from services rendered and a net loss of $12,530. Our independent registered public accounting firm has issued an audit opinion for Incordex Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our President, Iurii Abramovici, will offer shares of our common stock to his friends, family members and business associates in United Kingdom and Europe.

Great Importance – A hand addressed envelope and handwritten letter suggests the sender is somebody the recipient knows. That creates an aura of great importance for the piece.

Personalization – A handwritten address and letter in beautiful ink creates a much more personal impression than the pre-printed variety. When people feel a personal connection to a mailing, it’s hard to resist the urge to open it.

Contact – While digital communications continues to leave a big footprint in the marketing world, people by and large still respond more readily to something they can touch. Paper communications offer touchable, ‘real’ experiences that satisfy this basic need for touch. A personalized hand addressed envelope makes this experience even more real.

Feeling of Comfort – Because hand addressed direct mail offers a personalized connection, recipients feel much more comfortable and far less ‘on their guard’ when it comes time to decide – open it or trash it.

Our Web Site

Customers will be able to choose personal handwritten letter service or business services on the website. Private customers will have to fill up simple form on our web site. Form will include information about customer name and address, recipient name and address, text and payment information. Business customers will have to fill out quote form via our website. Our site will have special form for freelancers wishing to work with us. We are currently on the software development stage.

Revenue

We are planning to generate revenue from our customers before the website is completed. We plan to offer our letter handwritten services to business entities via direct sales. We are currently negotiating agreements with our potential customers. When our website is ready, we plan to generate revenue via direct sales and via online orders.

Competition

The market for direct marketing is highly competitive. Numerous online services will compete with us. Our competitors are substantially larger and more experienced than us and have longer operating histories and have materially greater financial and other resources than us.

Marketing

We plan to focus on direct sales online as we get started. Once we build a reputation and customer base, it will be easier to attract customers. We plan to market our products mainly in Europe and US. To promote our website and services, we are planning to use On-line Directories and Databases and Social Media.

Item 1.A. Risk Factors.

Not required for Smaller reporting companies.

Item 1.B. Unresolved Staff Comments.

Not required for Smaller reporting companies.

Item 2. Properties.

Currently we don’t own any properties. Our business office is located at 6 Rosemary Way, Nuneaton, United Kingdom CV10 7ST. This address was provided by sole officer and president, Mr. Abramovici. Our telephone number is +44-203-99-11-252.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of June 30, 2021, there were approximately 11 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended June 30, 2021 and 2020, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2021, and 2020 the Company did not repurchase any shares of its Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program.

PLAN OF OPERATION

FISCAL YEAR ENDED JUNE 30, 2021 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2020.

Our net loss for the fiscal year ended June 30, 2021 was $7,560 compared to a net loss of $760 during the fiscal year ended June 30, 2020. In June 30, 2021 we have generated $4,970 in services rendered and in June 30, 2020 the Company have not generated any revenue.

Expenses incurred were $12,530 during fiscal year ended June 30, 2021 compared to $760 during fiscal year ended June 30, 2020. Expenses increased due to the Company’s operational activities.

The number of shares outstanding was 5,500,000 for the fiscal year ended June 30, 2021 and 5,000,000 for the fiscal year ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED June 30, 2021 and 2020.

As of June 30, 2021, our total assets were $16,244 consisting of capital raised from issuance of common stock.

As of June 30, 2020, our total assets were $5,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended June 30, 2021, net cash flows used in operating activities was $(3,810). We have generated positive cash flows from operating activities for the fiscal year ended June 30, 2020 was $740.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal years ended June 30, 2021, and 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended June 30, 2021, net cash provided by financing activities was $16,554. For the fiscal year ended June 30, 2020, net cash from financing activities was $5,760.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

The extent of the impact of the coronavirus (“COVID‐19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID‐19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-9 of this report and are incorporated by reference in this Item 8.

Item 9. Changes in and Disagreements with Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of June 30, 2021. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

•

Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures relating to those transactions; and

•

Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development stage companies. We may not be able to fully remediate the material weakness until we commence operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Iurii Abramovici 6 Rosemary Way, Nuneaton, United Kingdom CV10 7ST	38	President, Secretary, Treasurer and Director

The person named above has held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders.

Resume

Iurii Abramovici has acted as our President, Secretary, Treasurer and sole Director since our incorporation on June 12, 2020.

Prior, from September 2016 till June 2020, Mr. Abramovici has been working as logistics administrator at Unipart Group, Nuneaton, (United Kingdom). He assisted with all aspects of logistic and marketing end to end.

From March 2015 to August 2016, he worked as releasing room assistant at ITH Pharma in London (United Kingdom). He was providing support to final checking and releasing stuff at final stage of the production process.

From May 2012 to December 2014, Iurii Abramovici worked as marketing department manager at STLST Ltd., in Marki (Poland). His responsibility was the realization of sales and marketing strategies, cooperation with customers, supervising payments and liability for timely deliveries.

From 2003 to 2012, Iurii Abramovici worked as Regional Sales Representative at National Alcohol Traditions in Kiev (Ukraine). His responsibilities were direct contact with customers, conclusion and negotiation of contracts.

He graduated from National University, Chernivtsi, (Ukraine) in 2003. He has Bachelor of Science in Marketing.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Iurii Abramovici	Treas., Sec.	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas., Sec.	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Iurii Abramovici resigned as an officer and director on June 12, 2020 and his resignation became effective on June 12, 2020 (since Inception).
(2)	Mr. Iurii Abramovici was elected as an officer and director on June 12, 2020 and her election became effective on June 12, 2020.

Since Inception on June 12, 2020, Iurii Abramovici only member of our Board of Director was not compensated for his services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of June 30, 2021, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Iurii Abramovici, President, CEO, Treasurer, Secretary and Chairman of the Board.	5,000,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Iurii Abramovici, President, CEO, Treasurer, Secretary and Chairman of the Board.	90%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On February 21, 2020, we offered and sold 5,000,000 shares of common stock to Iurii Abramovici, our sole officer and director, at a purchase price of $0.001 per share, for aggregate proceeds of $5,000.

During the period from June 12,2020 (inception) to June 30, 2021, Iurii Abramovici loaned $7,314 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Fruci & Associates II, PLLC. for services for the fiscal years 2021 and 2020, respectively.

Fee Category	Fiscal Year 2021	Fiscal Year 2020
Audit Fees	$10,000	$11,000
Tax Fees	—	—
All Other Fees	—	—
Total	$10,000	$11,000

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Audit-Related Fees

Audit-related fees consist of fees billed for professional services for consultation on accounting matters.

Approval of Services Provided by Independent Registered Public Accounting Firm

The Board of Directors has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Board of Directors has adopted policies and procedures for pre-approving all non-audit work performed by the external auditors. The Board of Directors will annually pre-approve services in specified accounting areas. The Board of Directors also annually approves the budget for the annual generally accepted accounting principles (GAAP) audit.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Incordex Corp. at June 30, 2021 and 2020, and for each of the two fiscal years in the period ended June 30, 2021, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

(2) Not applicable.

(3) Exhibits

#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
	101	Interactive data files pursuant to Rule 405 of Regulation S-T.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 13, 2021.

INCORDEX CORP.

By:	/s/ Iurii Abramovici
Iurii Abramovici
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 13, 2021.

Signature	Title

/s/ Iurii Abramovici	President, Chief Executive Officer, Treasurer, Secretary,
Iurii Abramovici	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

INCORDEX CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Incordex Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Incordex Corp. (“the Company”) as of June 30, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended June 30, 2021 and for the period from June 12, 2020 (inception) to June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the year ended June 30, 2021 and for the period from June 12, 2020 (inception) to June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and has not completed efforts to establish stabilized revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2020. Spokane, Washington
October 13, 2021

 INCORDEX CORP.

BALANCE SHEETS (AUDITED)

	June 30, 2021	June 30, 2020
ASSETS

Current Assets
Cash	$16,244	$3,500
Prepaid Expenses	-	1,500
Total Assets	$16,244	$5,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Liabilities
Current Liabilities
Director Loan	7,314	760
Accounts payable	2,250	-
Total Current Liabilities	$9,564	$760
Commitments and Contingencies	$-	$-
Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,500,000 and 5,000,000 shares issued and outstanding respectively;	5,500	5,000
Additional paid-in-capital	9,500	-
Accumulated deficit	(8,320)	(760)
Total Stockholders’ Equity	6,680	4,240

Total Liabilities and Stockholders’ Equity	$16,244	$5,000

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF OPERATIONS (AUDITED)

	For the year ended June 30, 2021	From June 12 to June 30, 2020

REVENUE	$4,970	$-

OPERATING EXPENSES
General and Administrative Expenses	12,530	760
TOTAL OPERATING EXPENSES	$(12,530)	$(760)

NET INCOME (LOSS) FROM OPERATIONS	(7,560)	(760)

PROVISION FOR INCOME TAXES	$-	$-

NET INCOME (LOSS)	$(7,560)	$(760)

NET LOSS PER SHARE; BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC AND DILUTED	5,017,124	5,000,000

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (AUDITED)

FOR THE YEAR ENDED JUNE 30, 2021 & FROM JUNE 12 TO JUNE 30, 2020

	Common Stock		Additional Paid-in	Deficit	Total Stockholders’
	Shares	Amount	Capital	Accumulated	Equity

Inception, June 12, 2020	-	$-	$-	$-	$-

Shares issued for services at $0.0001 per share	5,000,000	5,000	-	-	5,000

Net loss for the year ended June 30, 2020	-	-	-	(760)	(760)

Balance, June 30, 2020 (Audited)	5,000,000	$5,000	$-	$(760)	$4,240

Shares issued for cash at $0.02 per share in June 2021	500,000	$500	$9,500	-	10,000

Net loss for the year ended June 30, 2021	-	-	-	$(7,560)	(7,560)

Balance, June 30, 2021 (Audited)	5,500,000	$5,500	$9,500	$(8,320)	$6,680

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF CASH FLOWS (AUDITED)

	For the year ended June 30, 2021	From June 12 to June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(7,560)	$(760)
Adjustments to reconcile net loss to net cash (used in) operating activities
Prepaid Expenses	1,500	1,500
Accounts Payable	2,250	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,810)	740
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	10,000	5,000
Director Loan	6,554	760
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$16,554	$5,760

NET INCREASE IN CASH	$12,744	$3,500
Cash and equivalents at beginning of the year	3,500	0
Cash and equivalents at end of the year	$16,244	$3,500

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOTR THE YEAR ENDED JUNE 30, 2021 and 2020

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

Our current address is 6 Rosemary Way, Nuneaton, CV107ST United Kingdom.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $8,320 as of June 30, 2021. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is June 30.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at June 30, 2021.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of June 30, 2021, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of June 30, 2021 were no differences between our comprehensive loss and net loss.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. ASC 606 adoption is on February 1, 2018. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts.

As of June 30, 2021, the Company has generated $4,970 in revenue.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

There were 5,000,000 shares of common stock issued and outstanding as of June 30, 2020.

In June the Company issued 500,000 shares of common stock at $0.02 for total of $10,000.

As of June 30,2021, the company issued and outstanding common stock was 5,500,000.

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

Note 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At June 30, 2021, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The extent of the impact of the coronavirus (“COVID‐19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID‐19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially and adversely affected.

Note 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through June 30, 2021, the date the financial statements were available to be issued, and there were no events to report.

The Company issued 1,050,000 common shares to 21 shareholders throughout August 2021 at $0.02 per share for a total price $21,000. The total shares issued and outstanding as of today 6,450,000.

