Form 10-Q
period 2021-12-31
Incordex Corp.
filed 2022-02-15
CIK 1818550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 31, 2021
Common Stock: $0.001	6,450,000

2

INDEX TO FINANCIAL STATEMENTS

Three and Six months ended December 31, 2021 and 2020

(Unaudited)

3

Incordex Corp.

Balance sheets

	December 31, 2021 (Unaudited)	June 30, 2021 (Audited)
ASSETS
Current Assets
Cash	$18,810	$16,244
Total Current Assets	18,810	16,244
Fixed Assets
Website purchase	4,584	-
Total Fixed Assets	4,584	-
Total Assets	$23,394	$16,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Director loan	$7,314	$7,314
Accounts payable	-	2,250
Total Liabilities	$7,314	$9,564

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,6,450,000 and 5,500,000 shares issued and outstanding respectfully:	6,450	5,500
Additional Paid-in Capital	27,550	9,500
Accumulated deficit	(17,920)	(8,320)
Total Stockholder’s Equity	16,080	6,680

Total Liabilities and Stockholder’s Equity	$23,394	16,244

See accompanying notes, which are an integral part of these financial statements

Incordex Corp.

Statements of operations

Three and Six months ended December 31, 2021 and 2020

 (Unaudited)

	Three months ended December 31, 2021	Three months ended December 31, 2020	Six months Ended December 31, 2021	Six months Ended December 31, 2020

REVENUES	$-	$-	-	-

OPERATING EXPENSES
General and Administrative Expenses	2,842	2,754	9,601	8,004
TOTAL OPERATING EXPENSES	(2,842)	(2,754)	(9,601)	(8,004)

NET INCOME (LOSS) FROM OPERATIONS	(2,842)	(2,754)	(9,601)	(8,004)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,842)	$(2,754)	(9,601)	(8,004)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,097,772	5,000,000	6,097,772	5,000,000

See accompanying notes, which are an integral part of these financial statements

Incordex Corp

Statement of Changes in Stockholder’s Equity for the three and six months ended December 31, 2020 and

 December 31, 2021

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2020	5,000,000	$5,000	$-	$(6,010)	$(1,010)
Net loss for three months ended December 31, 2020				$(2,754)	$(2,754)
Balance at December 31, 2020	5,000,000	$5,000	-	$(8,764)	$(3,764)
Balance at June 30, 2020	5,000,000	$5,000	-	$(760)	$(4,240)
Net loss for the six months ended December 31, 2020	-	-	-	$(8,004)	$(8,004)
Balance at December 31, 2020	5,000,000	$5,000	-	$(8,764)	$(3,764)
Balance at June 30, 2021	5,500,000	$5,500	9,500	(8,320)	6,680
Shares Issued for cash $0.02 per share in September 30, 2021	950,000	950	18,050		19,000
Net loss for the three months ended September 30, 2021				(6,758)	(6,758)
Balance at September 30, 2021	6,450,000	$6,450	27,550	$(15,078)	$18,922
Net loss for three months ended December 31, 2021	-	-	-	$(2,842)	(2,842)
Balance at December 31, 2021	6,450,000	$6,450	27,550	$(17,920)	$16,080

See accompanying notes, which are an integral part of these financial statements

Incordex Corp

Statements of cash flows

Six months ended December 31, 2021 and December 31, 2020

(Unaudited)

	Six months ended December 31, 2021	Six months ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,601)	$(8,004)
Adjustments to reconcile net loss to net cash from operating activities:
Website purchase	(4,584)	-
Prepaid Expenses		1,500
Accounts Payable	(2,250)	2,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,435)	(4,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Director loan	-	2,004
Proceeds from capital stock	19,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,000	2,004

NET CHANGE IN CASH	2,565	(2,000)
Cash, beginning of period	16,244	3,500
Cash, end of period	$18,810	$1,500

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Incordex Corp.

Notes to the financial statements

Three and Six months ended December 31, 2021 and 2020

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

Our current address is 6 Rosemary Way, Nuneaton, CV107ST United Kingdom.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $17,920 as of December 31, 2021. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2021 and 2020 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2022. These unaudited condensed financial statements should be read in conjunction with the June 30, 2021 financial statements and notes thereto.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of December 31, 2021, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2021 were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website. The Company purchased the website for $5,000 and is amortizing the asset straight-line over its three year useful life or $1,664 per year. For the three months ended December 31, 2021 our amortization expense was $416.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

There were 5,000,000 shares of common stock issued and outstanding as of June 30, 2020.

In June 2020 the Company issued 500,000shares of common stock at $0.02 for total of $10,000.

In July, and August 2021 the Company issued 950,000 common shares at $0.02 for total of $19,000.

There were 6,450,000 shares of common stock issued and outstanding as of December 31, 2021.

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

Note 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At December 31, 2021, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

Note 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through the date the financial statements were available to be issued, and there were no events to report.

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

Three and Six Months Periods Ended December 31, 2021and 2020:

For the Three months ended December 31, 2021 and 2020

Our net loss for the three months period ended December 31, 2021 were $(2,842).

For the three months period ended December 31, 2021 operating expenses were $ (2,842). Operating expenses consist of mainly professional fees.

During the three months period ended December 31, 2021 we have not generated any revenues.

For the three months period ended December 31, 2020 operating expenses were $ (2,754). Operating expenses consist of mainly professional fees.

Our net loss for the three months period ended December 31, 2020 were $(2,754).

For the six months periods ended December 31, 2021 and 2020

Our net loss for the six months period ended December 31, 2021 were $(9,601).

For the six months period ended December 31, 2021 operating expenses were $ (9,601). Operating expenses consisted of mainly professional fees.

During the six months period ended December 31, 2021 we have not generated any revenues.

For the six months period ended December 31, 2020 operating expenses were $ (8,004). Operating expenses consisted of mainly professional fees.

Our net loss for the six months period ended December 31, 2020 were $(8,004).

During the six months period ended December 31, 2020 we have not generated any revenues.

Liquidity and Capital Resources

As at December 31, 2021, our total assets were $ 23,394 consisting of website purchase of $5,000 less amortization of $416 and cash at the bank of $18,810. As at December 31, 2021, our current liabilities were $7,314 consisting of director loan of $7,314.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended December 31, 2021, net cash flows used in operating activities was $(16,435).

We have not generated positive cash flows from operating activities. For the six months period ended December 31, 2020, net cash flows used in operating activities was $(4,004).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods six months ended December 31, 2021 and 2020.

Cash Flows from Financing Activities

For the six months period ended December 31, 2021, net cash flows provided by financing activities was $19,000 from issuance of common stock.

For the six months period ended December 31, 2021, net cash flows provided by financing activities was $2,004.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on 10-Q and authorized this registration statement to be signed on its behalf by the undersigned, in 6 Rosemary Way, Nuneaton, CV107ST United Kingdom on February 14, 2022.

INCORDEX CORP.

By:	/s/ Iurii Abramovici
Name:	Iurii Abramovici
Title:	President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Iurii Abramovici	President, Treasurer, Secretary and Director	February 14, 2022
Iurii Abramovici	(Principal Executive, Financial and Accounting Officer)

