Form 10-Q
period 2022-03-31
Incordex Corp.
filed 2022-05-10
CIK 1818550

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Class	Outstanding as of May 10, 2022
Common Stock: $0.001	6,450,000

2

INDEX TO FINANCIAL STATEMENTS

For three and nine months ended March 31, 2022 and 2021 (Unaudited)

Incordex Corp.

Balance sheets

ASSETS	March 31, 2022 (Unaudited)	June 30, 2021 (Audited)

Current Asset
Cash	20,326	16,244
Total Current Assets	$20,326	16,244
Fixed assets
Website purchase	4,168	-
Total Fixed Assets	4,168	-
Total Assets	24,494	16,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long term Liabilities
Director loan	$7,314	7,314
Accounts Payable	-	2,250
Total Liabilities	$7,314	9,564

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,450,000 and 5,500,000 shares issued and outstanding respectively:	6,450	5,500
Additional paid in capital	27,550	9,500
Accumulated deficit	(16,820)	(8,320)
Total Stockholder’s Equity	17,180	6,680

Total Liabilities and Stockholder’s Equity	$24,494	16,244

See accompanying notes, which are an integral part of these financial statements

Incordex Corp.

Statements of operations

Three and Nine months ended March 31, 2022 and 2021

 (Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021	Nine months Ended March 31, 2022	Nine months Ended March 31, 2021

REVENUES (services rendered)	$5,000	$-	5,000	-

OPERATING EXPENSES
General and Administrative Expenses	3,900	1,725	13,500	9,729
TOTAL OPERATING EXPENSES	(3,900)	(1,725)	(13,500)	(9,729)

NET INCOME (LOSS) FROM OPERATIONS	1,100	(1,725)	(8,500)	(9,729)

PROVISION FOR INCOME TAXES	-	-	-	-

NET PROFIT/LOSS	$1,100	$(1,725)	(8,500)	(9,729)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,450,000	5,000,000	6,345,326	5,000,000

See accompanying notes, which are an integral part of these financial statements

Incordex Corp

Statements of Changes in Stockholder’s Equity for the Three and Nine months ended March 31, 2022 and 2021 (Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2021 (Unaudited)	5,000,000	$5,000	-	(10,489)	(5,489)
Shares issued for cash at $0.02 per share in June 30, 2021	500,000	500	9,500	-	10,000
Net loss for the quarter ended June 30, 2021	-	-	-	(7,560)	(7,560)
Balance at June 30, 2021 (Audited)	5,500,000	$5,500	9,500	(8,320)	6,680
Shares issued for cash at $0.02 per share in September 30, 2021	950,000	950	18,050	-	19,000
Net loss for the quarter ended September 30, 2021	-	-	-	6,758	6,758
Balance at September 30, 2021 (Unaudited)	6,450,000	$6,450	27,550	(15,078)	18,922

Net loss for three months ended December 31, 2021	-	-	-	$(2,842)	(2,842)
Balance at December 31, 2021 (Unaudited)	6,450,000	$6,450	27,550	$(17,920)	$16,080
Net loss for three months ended March 31, 2022	-	-	-	$1,100	1,100
Balance at March 31, 2022 (Unaudited)	6,450,000	$6,450	27,550	$(16,820)	$17,180

See accompanying notes, which are an integral part of these financial statements

Incordex Corp

 Statements of cash flows

Nine months ended March 31, 2022 and March 31, 2021

(Unaudited)

	Nine months ended March 31, 2022	Nine months ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,500)	$(9,729)
Adjustments to reconcile net loss to net cash from operating activities:
Website purchase	(4,168)	-
Prepaid Expenses		1,500
Accounts Payable	(2,250)	2,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,918)	(6,229)
CASH FLOWS FROM FINANCING ACTIVITIES
Director loan	-	4,229
Proceeds from capital stock	19,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,000	4,229

NET CHANGE IN CASH	4,082	(2,000)
Cash, beginning of period	16,244	3,500
Cash, end of period	$20,326	$1,500

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Incordex Corp.

Notes to the financial statements

Three and Nine months ended March 31, 2022 and 2021

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

Our current address is 6 Rosemary Way, Nuneaton, CV107ST United Kingdom.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $16,820 as of March 31, 2022. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2021. These unaudited condensed financial statements should be read in conjunction with the June 30, 2021, financial statements and notes thereto.

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

Fair Value of Financial Instruments

FASB ASC Topic 820, ”Fair Value Measurement,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of March 31, 2022, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2022 were no differences between our comprehensive loss and net loss.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website. The Company purchased the website for $5,000 and is amortizing the asset straight-line over its three year useful life or $1,664 per year. For the three months ended March 31, 2022 our amortization expense was $416. For the nine months ended March 31, 2022 our amortization was $832.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

In June 2021 the Company issued 500,000 shares of common stock at $0.02 for total of $10,000.

There were 5,500,000 shares of common stock issued and outstanding as of June 30, 2021.

In July, and August 2021 the Company issued 950,000 common shares at $0.02 for total of $19,000.

There were 6,450,000 shares of common stock issued and outstanding as of March 31, 2022.

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

Note 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At March 31, 2022, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The extent of the impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Note 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through May 10, 2022 and the date these financial statements were available to be issued, and there were no events to report.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Three and Nine Months Periods Ended March 31, 2022 and 2021:

Liquidity and Capital Resources

ASSETS	March 31, 2022 (Unaudited)	June 30, 2021 (Audited)

Current Asset
Cash	20,326	16,244
Total Current Assets	$20,326	16,244
Fixed assets
Website purchase	4,168	-
Total Fixed Assets	4,168	-
Total Assets	24,494	16,244

Cash Flows from Operating Activities for nine months ending March 31, 2022 and 2021

We have not generated positive cash flows from operating activities. For the nine months period ended March 31, 2022, net cash flows provided by operating activities was $14,819. For the nine months period ended March 31, 2021, net cash flows provided by operating activities was $6,229.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods nine months ended March 31, 2022 and 2021.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For the nine months period ended March 31, 2022, net cash flows provided by financing activities was $19,000 from issuance of common stock. For the nine months period ended March 31, 2021, net cash flows provided by financing activities was $4,229.

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

Going Concern

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on 10-Q and authorized this registration statement to be signed on its behalf by the undersigned, in 6 Rosemary Way, Nuneaton, CV107ST United Kingdom on May 10, 2022.

INCORDEX CORP.

By:	/s/ Iurii Abramovici
Name:	Iurii Abramovici
Title:	President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Iurii Abramovici		May 10, 2022
Iurii Abramovici	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

