Form 10-K
period 2022-06-30
Incordex Corp.
filed 2023-04-11
CIK 1818550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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

Yes ☐  No ☒

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of December 31, 2021 was approximately $29,000.

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Class	Outstanding as of April 7, 2023
Common Stock: $0.001	6,450,000

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

From inception until the date of this filing, we have had very limited operating activities. Our financial statements from July 1, 2021 through June 30, 2022, reports revenue of $5,000 from services rendered and a net loss of $23,207. Our independent registered public accounting firm has issued an audit opinion for Incordex Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Registered Holders of our Common Stock

As of June 30, 2022, there were 30 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended June 30, 2022 and 2021, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2022, and 2021 the Company did not repurchase any shares of its Common Stock.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

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

PLAN OF OPERATION

FISCAL YEAR ENDED JUNE 30, 2022 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2021.

Our net loss for the fiscal year ended June 30, 2022 was $14,887 compared to a net loss of $7,560 during the fiscal year ended June 30, 2021. In the fiscal year ended June 30, 2022 we have generated $5,000 in services rendered and in the fiscal year ended June 30, 2021 we have generated $4,970.

Expenses incurred were $19,887 during fiscal year ended June 30, 2022 compared to $12,530 during fiscal year ended June 30, 2021.Expenses increased due to the Company’s operational activities.

The number of shares outstanding was 6,450,000 for the fiscal year ended June 30, 2022 and 5,500,000 for the fiscal year ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED June 30, 2022 and 2021.

As of June 30, 2022, our total assets were $18,107 consisting of capital raised from issuance of common stock. As of June 30, 2021, our total assets were $16,244.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended June 30, 2022 net cash flows used in operating activities was $(20,689). We have not generated positive cash flows from operating activities for the fiscal year ended June 30, 2021, net cash flows used in operating activities was $(3,810)

Cash Flows from Investing Activities

Net cash flows used in investing activities for the fiscal years ended June 30, 2022, and 2021, were $5,000 and $0.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended June 30, 2022, net cash provided by financing activities was $19,000. For the fiscal year ended June 30, 2021, net cash from financing activities was $16,554.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of June 30, 2022. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
IuriiAbramovici 6 Rosemary Way, Nuneaton, United Kingdom CV10 7ST	38	President, Secretary, Treasurer and Director

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

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Iurii Abramovici	Treas., Sec.	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas., Sec.	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas., Sec.	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of June 30, 2022 of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

Iurii Abramovici, President, CEO, Treasurer, Secretary and Chairman of the Board.	78%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On February 21, 2020, we offered and sold 5,000,000 shares of common stock to Iurii Abramovici, our sole officer and director, at a purchase price of $0.001 per share, for aggregate proceeds of $5,000.

During the period from June 12,2020 (inception) to June 30, 2022, Iurii Abramovici loaned $7,314 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Fruci & Associates II, PLLC. for services for the fiscal years 2022 and 2021, respectively.

Fee Category	Fiscal Year 2022	Fiscal Year 2021
Audit Fees	$6,825	$11,000
Tax Fees	—	—
All Other Fees	—	—
Total	$6,825	$11,000

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

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Incordex Corp. at June 30, 2022 and 2021, and for each of the two fiscal years in the period ended June 30, 2022, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

(2) Not applicable.

(3) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2023.

INCORDEX CORP.

By:	/s/ Iurii Abramovici
Iurii Abramovici

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 7, 2023.

Signature	Title
/s/ Iurii Abramovici	President, Chief Executive Officer, Treasurer, Secretary,
Iurii Abramovici	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

INCORDEX CORP. TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Incordex Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Incordex Corp. (“the Company”) as of June 30, 2022, and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

April 7, 2023

INCORDEX CORP.

BALANCE SHEETS (AUDITED)

ASSETS	June 30, 2022	June 30, 2021

Current Asset
Cash	9,555	16,244
Prepaid Expenses	4,800	-
Total Current Assets	$14,355	$16,244
Fixed assets
Website purchase	3,752	-
Total Fixed Assets	3,752	-
Total Assets	18,107	16,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long term Liabilities
Director loan	$7,314	$7,314
Accounts Payable	-	2,250
Total Liabilities	$7,314	$9,564

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,450,000 and 5,500,000 shares issued and outstanding	6,450	5,500
Additional paid in capital	27,550	9,500
Accumulated deficit	(23,207)	(8,320)
Total Stockholder’s Equity	10,793	6,680

Total Liabilities and Stockholder’s Equity	$18,107	$16,244

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF OPERATIONS (AUDITED)

	For the year ended June 30, 2022	For the year ended June 30, 2021

REVENUES (services rendered)	$5,000	$4,970

OPERATING EXPENSES
General and Administrative Expenses	19,887	12,530
TOTAL OPERATING EXPENSES	(19,887)	(12,530)

NET INCOME (LOSS) FROM OPERATIONS	(14,887)	(7,560)

PROVISION FOR INCOME TAXES	-	-

NET PROFIT/LOSS	$(14,887)	$(7,560)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,379,945	5,017,124

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (AUDITED)

FOR THE YEAR ENDED JUNE 30, 2022 AND 2021

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020 (Audited)	5,000,000	$5,000	$-	$(760)	$4,240
Shares issued for cash at $0.02 per share in June 2021	500,000	500	9,500	-	10,000
Net loss for the year ended June 30, 2021	-	-	-	(7,560)	(7,560)
Balance at June 30, 2021 (Audited)	5,500,000	$5,500	$9,500	$(8,320)	$6,680
Shares issued for cash at $0.02 per share in September 30, 2021	950,000	950	18,050		19,000
Net loss for the year ended June 30, 2022	-	-	-	(14,887)	(14,887)
Balance at June 30, 2022 (Audited)	6,450,000	$6,450	$27,550	$(23,207)	$10,793

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP

STATEMENTS OF CASH FLOWS (AUDITED)

	Year ended June 30, 2022	Year ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,887)	$(7,560)
Adjustments to reconcile net loss to net cash from operating activities:
Accumulated Depreciation	1,248	-
Prepaid Expenses	(4,800)	1,500
Accounts Payable	(2,250)	2,250
CASH FLOWS USED IN OPERATING ACTIVITIES	(20,689)	(3,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Website purchase	(5,000)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	19,000	10,000
Director Loan	-	6,554
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	19,000	16,554

NET CHANGE IN CASH	(6,689)	12,744
Cash, beginning of period	16,244	3,500
Cash, end of period	$9,555	$16,244

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

F-6

Incordex Corp.

Notes to the financial statements

Year ended June 30, 2022 and 2021 (Audited)

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

Our current address is 6 Rosemary Way, Nuneaton, CV107ST United Kingdom.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $23,207 as of June 30, 2022. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of June 30, 2022, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of June 30, 2022 were no differences between our comprehensive loss and net loss.

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

As of June 30, 2022, the Company has generated $5,000 in revenue.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website. The Company purchased the website for $5,000 and is amortizing the asset straight-line over its three year useful life or $1,664 per year. For the three months ended June 30, 2022 our amortization expense was $416. For the year ended June 30, 2022 our amortization was $1,248.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

In June 2021 the Company issued 500,000 shares of common stock at $0.02 for total of $10,000. There were 5,500,000 shares of common stock issued and outstanding as of June 30, 2021.

In July, and August 2021 the Company issued 950,000 common shares at $0.02 for total of $19,000. There were 6,450,000 shares of common stock issued and outstanding as of June 30, 2022.

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

Note 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At June 30, 2022, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

Note 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through April 7,   2023 and the date these financial statements were available to be issued, and there were no events to report.

