Form 10-Q
period 2022-09-30
Incordex Corp.
filed 2023-05-12
CIK 1818550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 12, 2023
Common Stock: $0.001	6,450,000

2

INCORDEX CORP.

INDEX TO FINANCIAL STATEMENTS

For three months ended September 30, 2022 and 2021 (Unaudited)

3

INCORDEX CORP.

BALANCE SHEETS

ASSETS	September 30, 2022 (Unaudited)	June 30, 2022

Current Asset
Cash	8,957	9,555
Prepaid Expenses	4,800	4,800
Total Current Assets	$13,757	$14,355
Fixed assets
Website purchase	3,336	3,752
Total Fixed Assets	3,336	3,752
Total Assets	$17,093	$18,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long term Liabilities
Director loan	$7,314	$7,314
Total Liabilities	7,314	7,314

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,450,000 and 6,450,000 shares issued and outstanding	6,450	6,450
Additional paid in capital	27,550	27,550
Accumulated deficit	(24,221)	(23,207)
Total Stockholders’ Equity	9,779	10,793

Total Liabilities and Stockholders’ Equity	$17,093	$18,107

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF OPERATIONS

Three months ended September 30, 2022 and 2021

 (Unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021

REVENUES (services rendered)	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	1,014	6,758
TOTAL OPERATING EXPENSES	(1,014)	(6,758)

NET INCOME (LOSS) FROM OPERATIONS	(1,014)	(6,758)

PROVISION FOR INCOME TAXES	-	-

NET PROFIT/LOSS	$(1,014)	$(6,758)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,450,000	6,097,772

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three months ended September 30, 2022 and 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	5,500,000	$5,500	$9,500	$(8,320)	$6,680
Shares issued for cash at $0.02 per share	950,000	950	18,050	-	19,000
Net loss	-	-	-	(6,758)	(6,758)
Balance at September 30, 2021 (Unaudited)	6,450,000	$6,450	$27,550	$(15,078)	$18,922

Balance at June 30, 2022	6,450,000	$6,450	$27,550	$(23,207)	$10,793
Net loss for	-	-	-	(1,014)	(1,014)
Balance at September 30, 2022 (Unaudited)	6,450,000	$6,450	$27,550	$(24,221)	$9,779

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP

STATEMENTS OF CASH FLOWS

Three months ended September 30, 2022 and 2021

(Unaudited)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,014)	$(6,758)
Adjustments to reconcile net loss to net cash from operating activities:
Accumulated Depreciation	416	-
Accounts Payable	-	2,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(598)	(4,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Website purchase	-	(5,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	19,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	19,000

NET CHANGE IN CASH	(598)	9,242
Cash, beginning of period	9,555	16,244
Cash, end of period	$8,957	$25,486

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

Three months ended September 30, 2022 and 2021

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

Our current address is 6 Rosemary Way, Nuneaton, CV107ST United Kingdom.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company has an accumulated deficit of $24,221 as of September 30, 2022.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2022 and 2021 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2023. These unaudited condensed financial statements should be read in conjunction with the June 30, 2023, financial statements and notes thereto.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of September 30, 2022, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2022 were no differences between our comprehensive loss and net loss.

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

For the three months ended September 30, 2022, the Company has generated $0 in revenue.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website. The Company purchased the website for $5,000 and is amortizing the asset straight-line over its three year useful life or $1,664 per year.  For the three months ended September 30, 2022 our amortization expense was $416. As of September 30, 2022 our depreciated amortization was $1,664.

Note 5– COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

There were 5,500,000 shares of common stock issued and outstanding as of June 30, 2021.

In July, and August 2021 the Company issued 950,000 common shares at $0.02 for total of $19,000.

There were 6,450,000 shares of common stock issued and outstanding as of September 30, 2022 and June 30, 2022.

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

Note 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At September 30, 2022, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

Note 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through May 12, 2023 and the date these financial statements were available to be issued, and there were no events to report.

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

Three Months Periods Ended September 30, 2022 and 2021:

During the three months period ended September 30, 2022 we have not generated any revenues.

For the three months period ended September 30, 2022 operating expenses were $(1,014). Operating expenses consist of mainly professional fees.

Our net loss for the three months period ended September 30, 2022 were $(1,014).

During the three months period ended September 30, 2021 we have not generated any revenues.

For the three months period ended September 30, 2021 operating expenses were $ (6,758). Operating expenses consist of mainly professional fees.

Our net loss for the three months period ended September 30, 2021 were $(6,758).

Liquidity and Capital Resources

As at September 30, 2022, our total assets were $17,093 consisting of cash of $8,957, website purchase of $3,336 and prepaid expenses of $4,800. As at September 30, 2022, our current liabilities were $7,314 consisting of director loan.

Cash Flows from Operating Activities for three months ending September 30, 2022 and 2021

We have not generated positive cash flows from operating activities. For the three months ended September 30, 2022, net cash flows used in operating activities was $(598). For the three months ended September 30, 2021, net cash flows used in operating activities was $(4,758).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three months ended September 30, 2022. For the three months ended September 30, 2021, net cash flows generated from investing activities was $(5,000).

Cash Flows from Financing Activities

We have not generated cash flows from financing activities for the three months ended September 30, 2022. For the three months ended September 30, 2021, net cash flows provided by financing activities was $19,000 from issuance of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2023.

INCORDEX CORP.

By:	/s/ Iurii Abramovici
Name:	Iurii Abramovici
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 12, 2023.

Signature	Title

/s/ Iurii Abramovici	President, Chief Executive Officer, Treasurer, Secretary,
Iurii Abramovici	and Director (Principal Executive Officer and Principal Accounting Officer)

7