Form 10-K
period 2023-06-30
Incordex Corp.
filed 2023-10-10
CIK 1818550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Class	Outstanding as of October 9, 2023
Common Stock: $0.001	6,450,000

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

PART I

Item 1. Description of Business

GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in Nevada on June 12, 2020. We are a development stage company that was formed to offer handwritten letter service via our website platform. We plan to develop and sell Customer Relationship Management (CRM) program designed to assist businesses in sending handwritten letters to their customers. Also, we are planning to develop Reporting and Analytics Software analytics to help our customers see how effective these handwritten letters are in their marketing campaigns. Our principal executive offices are located at 6 Rosemary Way, Nuneaton, United Kingdom CV10 7ST. Our phone number is +44-203-99-11-252.

From inception until the date of this filing, we have had very limited operating activities. Our financial statements from July 1, 2022 through June 30, 2023, reports revenue of $9,561 from services rendered and a net loss of $8,827. Our independent registered public accounting firm has issued an audit opinion for Incordex Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Contact – While digital communications continue to leave a big footprint in the marketing world, people by and large still respond more readily to something they can touch. Paper communications offer touchable, ‘real’ experiences that satisfy this basic need for touch. A personalized hand addressed envelope makes this experience even more real.

Feeling of Comfort – Because hand addressed direct mail offers a personalized connection, recipients feel much more comfortable and far less ‘on their guard’ when it comes time to decide – open it or trash it.

Our Web Site

Customers will be able to choose personal handwritten letter service or business services on the website. Private customers will have to fill up simple forms on our web site. Forms will include information about customer name and address, recipient name and address, text and payment information. Business customers will have to fill out quote form via our website. Our site will have special forms for freelancers wishing to work with us. We are currently on the software development stage. Also, we plan to launch two websites: one to offer CRM software development and maintenance, which assists businesses in sending handwritten letters to their customers. The second website will be dedicated to the development of Reporting and Analytics Software, enabling businesses to assess the effectiveness of these handwritten letters in their marketing campaigns.

Revenue

For the year ended June 30, 2023, we have made two agreements and generated $9,561 as revenue. We have launched our web site at: https://incordexcorp.com/. The Company plans to generate revenue via direct sales and via online orders.

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

Registered Holders of our Common Stock

As of June 30, 2023, there were 30 record owners of our common stock including the director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended June 30, 2023 and 2022, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2023, and 2022 the Company did not repurchase any shares of its Common Stock.

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

PLAN OF OPERATION

FISCAL YEAR ENDED JUNE 30, 2023 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2022

Our net loss for the fiscal year ended June 30, 2023 was $8,827 compared to a net loss of $14,887 during the fiscal year ended June 30, 2022. In the fiscal year ended June 30, 2023 we have generated $9,561 in services rendered and in the fiscal year ended June 30, 2022 we have generated $5,000.

Expenses incurred were $18,388 during fiscal year ended June 30, 2023 compared to $19,887 during fiscal year ended June 30, 2022. Expenses decreased due to the Company’s operational activities.

The number of shares outstanding was 6,450,000 for the fiscal years ended June 30, 2023 and 2022.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED June 30, 2023 and 2022.

As of June 30, 2023, our total assets were $9,280 consisting of capital raised from issuance of common stock. As of June 30, 2022, our total assets were $18,107.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended June 30, 2023, net cash flows used in operating activities was $(4,163). We have not generated positive cash flows from operating activities for the fiscal year ended June 30, 2022 net cash flows used in operating activities was $(20,689).

Cash Flows from Investing Activities

Net cash flows used in investing activities for the fiscal years ended June 30, 2023, and 2022, were $0 and $5,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal years ended June 30, 2023 and 2022, net cash provided by financing activities was $0 and $19,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated minimal revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of June 30, 2023. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for a term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

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

He graduated from National University, Chernivtsi, (Ukraine) in 2003. He has a Bachelor of Science in Marketing.

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

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Iurii Abramovici	Treas., Sec.	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas., Sec.	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Since Inception on June 12, 2020, Iurii Abramovici only member of our Board of Director was not compensated for his services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of June 30, 2023 of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

During the period from June 12, 2020 (inception) to June 30, 2023, Iurii Abramovici loaned $7,314 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Fruci & Associates II, PLLC. for services for the fiscal years 2023 and 2022, respectively.

Fee Category	Fiscal Year 2023	Fiscal Year 2022
Audit Fees	$9,825	$6,825
Tax Fees	—	—
All Other Fees	—	—
Total	$9,825	$6,825

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

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Incordex Corp. at June 30, 2023 and 2022, and for each of the two fiscal years in the period ended June 30, 2023, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages   F-1 through F-9 of this Report.

(2) Not applicable.

(3) Exhibits

#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 9, 2023.

INCORDEX CORP.

By:	/s/ Iurii Abramovici
Iurii Abramovici

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 9, 2023.

Signature	Title

/s/ Iurii Abramovici	President, Chief Executive Officer, Treasurer, Secretary,
Iurii Abramovici	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

INCORDEX CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Incordex Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Incordex Corp. (“the Company”) as of June 30, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, losses, and has not completed its efforts to establish a stable source of revenue. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2020. Spokane, Washington
October 9, 2023

INCORDEX CORP.

BALANCE SHEETS

(AUDITED)

	June 30, 2023	June 30, 2022
ASSETS

Current Asset
Cash	5,392	9,555
Prepaid Expenses	1,800	4,800
Total Current Assets	$7,192	$14,355
Fixed assets
Website purchase	2,088	3,752
Total Fixed Assets	2,088	3,752
Total Assets	$9,280	$18,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long term Liabilities
Director loan	$7,314	$7,314
Total Liabilities	7,314	7,314

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,450,000 and 6,450,000 shares issued and outstanding	6,450	6,450
Additional paid in capital	27,550	27,550
Accumulated deficit	(32,034)	(23,207)
Total Stockholders’ Equity	1,966	10,793

Total Liabilities and Stockholders’ Equity	$9,280	$18,107

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the year ended June 30, 2023	For the year ended June 30, 2022

REVENUES (services rendered)	$9,561	$5,000

OPERATING EXPENSES
General and Administrative Expenses	18,388	19,887
TOTAL OPERATING EXPENSES	(18,388)	(19,887)

NET INCOME (LOSS) FROM OPERATIONS	(8,827)	(14,887)

PROVISION FOR INCOME TAXES	-	-

NET PROFIT/LOSS	$(8,827)	$(14,887)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,450,000	6,379,945

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(AUDITED)

FOR THE YEAR ENDED JUNE 30, 2023 AND 2022

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021 (Audited)	5,500,000	$5,500	$9,500	$(8,320)	$6,680
Shares issued for cash at $0.02 per share in September 30, 2021	950,000	950	18,050	-	19,000
Net loss for the year ended June 30, 2022	-	-	-	(14,887)	(14,887)
Balance at June 30, 2022 (Audited)	6,450,000	$6,450	$27,550	$(23,207)	$10,793
Net loss for the year ended June 30, 2023	-	-	-	(8,827)	(8,827)
Balance at June 30, 2023 (Audited)	6,450,000	$6,450	$27,550	$(32,034)	$1,966

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP

STATEMENTS OF CASH FLOWS

(AUDITED)

	Year ended June 30, 2023	Year ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,827)	$(14,887)
Adjustments to reconcile net loss to net cash from operating activities:
Accumulated Depreciation	1,664	1,248
Prepaid Expenses	3,000	(4,800)
Accounts Payable	-	(2,250)
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,163)	(20,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Website purchase	-	(5,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	19,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	19,000

NET CHANGE IN CASH	(4,163)	(6,689)
Cash, beginning of period	9,555	16,244
Cash, end of period	$5,392	$9,555

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

Year ended June 30, 2023 and 2022 (Audited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Incordex Corp. (“the Company”, “we”, “us” or “our”) we were incorporated on June 12, 2020 and intend to offer handwritten letter service via our web platform.  Incordex Corp. will be an online handwritten letter service that sends handwritten letters and cards. Our customers will be business and private persons. Customers will use our services to send real handwritten letters to prospects and new customers. We expect our main customers will be direct mail marketing companies. Private persons will use our services for their private needs. The letter writers will be freelancers around the world. Our freelancers will be working on an independent contract basis. Additionally, we  plan to develop and sell Customer Relationship Management (CRM) program designed to assist businesses in sending handwritten letters to their customers. Also, we are planning to develop Reporting and Analytics Software analytics to help our customers see how effective these handwritten letters are in their marketing campaigns

Our current address is 6 Rosemary Way, Nuneaton, CV107ST United Kingdom.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $32,034 as of June 30, 2023. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of June 30, 2023, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of June 30, 2023 were no differences between our comprehensive loss and net loss.

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

The Company’s revenues are recognized at a point-in-time as ownership of software (when it is approved by the customer) is transferred at a distinct point in time per the terms of a contract. Any liability of the Company shall be limited to the total of all amounts paid by the customer for services under the contract.

The Company collects payment from customers prior to transferring ownership of the software and may require deposits from customers at the time an order is placed. When deposits are collected prior to transferring ownership of the software the Company recognizes deferred revenue until the transfer is made.

We've developed a specialized component of a Customer Relationship Management (CRM) program designed to assist businesses in sending handwritten letters to their customers. This CRM module is installed on the company's own servers and is intended for internal use. We've created this program for two companies, one based in the UK and the other in Hong Kong.

As of June 30, 2023, the Company has generated $9,561 in revenue.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in the form of an operative website. The Company purchased the website for $5,000 and is amortizing the asset straight-line over its three-year useful life or $1,664 per year. As of June 30, 2023 our amortization was $2,912.

Note 5– COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

In June 2021 the Company issued 500,000 shares of common stock at $0.02 for a total of $10,000.

There were 5,500,000 shares of common stock issued and outstanding as of June 30, 2021.

In July, and August 2021 the Company issued 950,000 common shares at $0.02 for total of $19,000.

There were 6,450,000 shares of common stock issued and outstanding as of June 30, 2023 and 2022.

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

Note 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of June 30, 2023, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through October 9, 2023 and the date these financial statements were available to be issued, and there were  events to report: On September 28, 2023, we entered into a $4,000 contract with the developer of our new company website, www.incordexcrm.com, for its development. Additionally, on September 29, 2023, we executed a $30,000 contract for the development of a Customer Relationship Management (CRM) system on our website. This CRM system will manage customer data, handle handwritten letter requests, facilitate order tracking, and provide other related functionalities.

