Form 10-Q
period 2023-12-31
Incordex Corp.
filed 2024-02-14
CIK 1818550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

+1 702 879 4409

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 14, 2024
Common Stock: $0.001	6,450,000

2

INCORDEX CORP.

3

INCORDEX CORP.

BALANCE SHEETS

ASSETS	December 31, 2023 (unaudited)	June 30, 2023

Current Asset
Cash	2,937	5,392
Prepaid Expenses	2,350	1,800
Total Current Assets	$5,287	$7,192
Fixed Assets
Mobile Application, Net	19,817	-
Website, Net	4,980	2,088
Total Fixed Assets	24,797	2,088
Total Assets	$30,084	$9,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$14,000	$-
Total Current Liabilities	14,000	-
Long Term Liabilities
Director Loan	11,314	7,314
Total Long Term Liabilities	11,314	7,314
Total Liabilities	25,314	7,314

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,450,000 and 6,450,000 shares issued and outstanding	6,450	6,450
Additional Paid in Capital	27,550	27,550
Accumulated Deficit	(29,230)	(32,034)
Total Stockholders’ Equity	4,770	1,966

Total Liabilities and Stockholders’ Equity	$30,084	$9,280

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF OPERATIONS

Three and six months ended December 31, 2023 and 2022

 (Unaudited)

	For the three months ended December 31, 2023	For the three months ended December 31, 2022	For the six months ended December 31, 2023	For the six months ended December 31, 2022

REVENUES (services rendered)	$15,642	$-	$20,342	$-

OPERATING EXPENSES
General and Administrative Expenses	12,934	3,770	17,538	4,784
TOTAL OPERATING EXPENSES	(12,934)	(3,770)	(17,538)	(4,784)

NET INCOME (LOSS) FROM OPERATIONS	2,708	(3,770)	2,804	(4,784)

PROVISION FOR INCOME TAXES	-	-	-	-

NET PROFIT/LOSS	$2,708	$(3,770)	$2,804	$ (4784)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,450,000	6,450,000	6,450,000	6,450,000

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and six months ended December 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	6,450,000	$6,450	$27,550	$(23,207)	$10,793
Net loss	-	-	-	(1,014)	(1,014)
Balance at September 30, 2022 (Unaudited)	6,450,000	$6,450	$27,550	$(24,221)	$9,779
Net loss	-	-	-	(3,770)	(3,770)
Balance at December 31, 2022 (Unaudited)	6,450,000	$6,450	$27,550	$(27,991)	$6,009

Balance at June 30, 2023	6,450,000	$6,450	$27,550	$(32,034)	$1,966
Net income	-	-	-	96	96
Balance at September 30, 2023 (Unaudited)	6,450,000	$6,450	$27,550	$(31,938)	$2,062
Net income	-	-	-	2,708	2,708
Balance at December 31, 2023 (Unaudited)	6,450,000	$6,450	$27,550	$(29,230)	$4,770

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF CASH FLOWS

Six months ended December 31, 2023 and 2022

(Unaudited)

	For the six months ended December 31, 2023	For the six months ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$2,804	$(4,784)
Adjustments to reconcile net loss to net cash from operating activities:
Accumulated Depreciation	1,291	832
Accounts Payable	14,000	-
Prepaid Expenses	(550)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	17,545	(3,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile application	(20,000)	-
Website purchase	(4,000)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(24,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Director loan	4,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,000	-

NET CHANGE IN CASH	(2,455)	(3,952)
Cash, beginning of period	5,392	9,555
Cash, end of period	$2,937	$5,603

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

Six months ended December 31, 2023 and 2022

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

Our current address is 6 Rosemary Way, Nuneaton, CV107ST United Kingdom.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company has an accumulated deficit of $29,230 as of December 31, 2023.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2023 and 2022 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2024. These unaudited condensed financial statements should be read in conjunction with the June 30, 2023, financial statements and notes thereto.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of December 31, 2023, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2023 were no differences between our comprehensive loss and net loss.

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

For the six months ended December 31, 2023, the Company has generated $20,342 in revenue.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

The Company purchased and possesses an operative website. The Company purchased the website for $5,000 and is amortizing the asset straight-line over its three year useful life or $1,664 per year.  For the six months ended December 31, 2023 the Company recognized amortization expense in the amount of $832. As of December 31, 2023 the accumulated amortization of the website was $3,744.

In October 2023 the Company launched its website with possible CRM integration. The Company purchased the website for $4,000 and is amortizing the asset straight-line over its three year useful life or $1,333 per year.  For the six months ended December 31, 2023 the Company recognized amortization expense in the amount of $276. As of December 31, 2023 the accumulated amortization of the website was $276.

In December 2023 the Company launched a mobile application. The Company purchased the mobile application for $20,000 and is amortizing the asset straight-line over its five year useful life or $4,000 per year.  For the six months ended December 31, 2023 the Company recognized amortization expense in the amount of $183. As of December 31, 2023 the accumulated amortizationof the mobile application was $183.

Note 5– COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 6,450,000 shares of common stock issued and outstanding as of December 31, 2023 and June 30, 2023.

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

Note 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of December 31, 2023, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through February 14, 2024 and the date these financial statements were available to be issued, and there were no events to report.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in Nevada on June 12, 2020. We are a development stage company that was formed to offer handwritten letter service via our website platform. We plan to develop and sell Customer Relationship Management (CRM) program designed to assist businesses in sending handwritten letters to their customers. Also, we are planning to develop Reporting and Analytics Software analytics to help our customers see how effective these handwritten letters are in their marketing campaigns. Our principal executive offices are located at 6 Rosemary Way, Nuneaton, United Kingdom CV10 7ST. Our phone number is +1 702 879 4409.

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

On September 28, 2023, the Company, entered into Website Development Agreement with Alex White (“Developer”).

On November 1, 2023, the Company, entered into a Mobile App Development Agreement with Ivenco FZE (“Developer”).

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

Three Months Periods Ended December 31, 2023 and 2022:

During the three months period ended December 31, 2023 and 2022 we have generated $15,642 and $0 in revenues, respectively.

For the three months period ended December 31, 2023 operating expenses were $(12,934). Operating expenses consist of mainly professional fees. For the three months period ended December 31, 2022 operating expenses were $(3,770). Operating expenses consist of mainly professional fees.

Our net income for the three months period ended December 31, 2023 was $2,708. Our net loss for the three months period ended December 31, 2022 was $3,770.

Six Months Periods Ended December 31, 2023 and 2022:

During the six months period ended December 31, 2023 and 2022 we have generated $20,342 and $0 in revenues, respectively.

For the six months period ended December 31, 2023 operating expenses were $(17,538). Operating expenses consist of mainly professional fees. For the six months period ended December 31, 2022 operating expenses were $(4,784). Operating expenses consist of mainly professional fees.

Our net income for the six months period ended December 31, 2023 was $2,804. Our net loss for the six months period ended December 31, 2022 was $4,784.

Liquidity and Capital Resources

As of December 31, 2023, our total assets were $30,084 consisting of cash of $2,937, prepaid expenses of $2,350, website purchase of $4,980 and mobile application of $19,817. As of December 31, 2023, our current liabilities were $25,314 consisting of director loan of $11,314 and accounts payable of $14,000.

Cash Flows from Operating Activities for six months ended December 31, 2023 and 2022

For the six months ended December 31, 2023, net cash flows used in operating activities was $17,545. For the six months ended December 31, 2022, net cash flows used in operating activities was $(3,952).

Cash Flows from Investing Activities

For the six months ended December 31, 2023, net cash flows generated from investing activities was $(24,000). We have not generated cash flows from investing activities for the six months ended December 31, 2022.

Cash Flows from Financing Activities

For the six months ended December 31, 2023, net cash flows provided by financing activities was $4,000 from director loan. We have not generated cash flows from financing activities for the six months ended December 31, 2022.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2024.

INCORDEX CORP.

By:	/s/ Iurii Abramovici
Name:	Iurii Abramovici
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2024.

Signature	Title

/s/ Iurii Abramovici	President, Chief Executive Officer, Treasurer, Secretary,
Iurii Abramovici	and Director (Principal Executive Officer and Principal Accounting Officer)

