Form 10-Q
period 2024-03-31
Incordex Corp.
filed 2024-05-10
CIK 1818550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 10, 2024
Common Stock: $0.001	6,450,000

2

INCORDEX CORP.

INDEX TO FINANCIAL STATEMENTS

For the three and nine months ended March 31, 2024 and 2023 (Unaudited)

3

INCORDEX CORP.

BALANCE SHEETS

	March 31, 2024 (unaudited)	June 30, 2023
ASSETS
Current Asset
Cash	1,795	5,392
Prepaid Expenses	7,350	1,800
Total Current Assets	$9,145	$7,192
Fixed Assets
Mobile Application, Net	18,817	-
Website, Net	4,231	2,088
Total Fixed Assets	23,048	2,088
Total Assets	$32,193	$9,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$14,000	$-
Total Current Liabilities	14,000	-
Long Term Liabilities
Director Loan	11,314	7,314
Total Long Term Liabilities	11,314	7,314
Total Liabilities	25,314	7,314

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,450,000 and 6,450,000 shares issued and outstanding	6,450	6,450
Additional Paid in Capital	27,550	27,550
Accumulated Deficit	(27,121)	(32,034)
Total Stockholders’ Equity	6,879	1,966

Total Liabilities and Stockholders’ Equity	$32,193	$9,280

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF OPERATIONS

Three and nine months ended March 31, 2024 and 2023

 (Unaudited)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023	For the nine months ended March 31, 2024	For the nine months ended March 31, 2023

REVENUES (services rendered)	$5,994	$-	$26,336	$-

OPERATING EXPENSES
General and Administrative Expenses	3,885	464	21,423	5,248
TOTAL OPERATING EXPENSES	(3,885)	(464)	(21,423)	(5,248)

NET INCOME (LOSS) FROM OPERATIONS	2,109	(464)	4,913	(5,248)

PROVISION FOR INCOME TAXES	-	-	-	-

NET PROFIT/LOSS	$2,109	$(464)	$4,913	$(5,248)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,450,000	6,450,000	6,450,000	6,450,000

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and nine months ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	6,450,000	$6,450	$27,550	$(23,207)	$10,793
Net loss	-	-	-	(1,014)	(1,014)
Balance at September 30, 2022 (Unaudited)	6,450,000	$6,450	$27,550	$(24,221)	$9,779
Net loss	-	-	-	(3,770)	(3,770)
Balance at December 31, 2022 (Unaudited)	6,450,000	$6,450	$27,550	$(27,991)	$6,009
Net loss	-	-	-	(464)	(464)
Balance at March 31, 2023 (Unaudited)	6,450,000	$6,450	$27,550	$(28,455)	$5,545

Balance at June 30, 2023	6,450,000	$6,450	$27,550	$(32,034)	$1,966
Net income	-	-	-	96	96
Balance at September 30, 2023 (Unaudited)	6,450,000	$6,450	$27,550	$(31,938)	$2,062
Net income	-	-	-	2,708	2,708
Balance at December 31, 2023 (Unaudited)	6,450,000	$6,450	$27,550	$(29,230)	$4,770
Net income	-	-	-	2,109	2,109
Balance at March 31, 2024 (Unaudited)	6,450,000	$6,450	$27,550	$(27,121)	$6,879

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF CASH FLOWS

Nine months ended March 31, 2024 and 2023

(Unaudited)

	For the nine months ended March 31, 2024	For the nine months ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$4,913	$(5,248)
Adjustments to reconcile net loss to net cash from operating activities:
Accumulated Depreciation	3,040	1,248
Accounts Payable	14,000	-
Prepaid Expenses	(5,550)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	16,403	(4,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile application	(20,000)	-
Website purchase	(4,000)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(24,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Director loan	4,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,000	-

NET CHANGE IN CASH	(3,597)	(4,000)
Cash, beginning of period	5,392	9,555
Cash, end of period	$1,795	$5,555

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

Nine months ended March 31, 2024 and 2023

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

Our current address is 6 Rosemary Way, Nuneaton, CV107ST United Kingdom.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company has an accumulated deficit of $27,121 as of March 31, 2024.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2024 and 2023 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2024. These unaudited condensed financial statements should be read in conjunction with the June 30, 2023, financial statements and notes thereto.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of March 31, 2024, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2024 were no differences between our comprehensive loss and net loss.

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

For the nine months ended March 31, 2024, the Company has generated $26,336 in revenue.

Following is a summary of customers who accounted for more than ten percent of the Company’s revenues:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	Sales %	Sales %	Sales %	Sales %
Customer A	-	-	29	-
Customer B	-	-	28	-
Customer C	-	-	19	-
Customer D	64	-	15	-
Customer E	36	-	8	-
Total	100	-	100	-

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

The Company purchased and possesses an operative website. The Company purchased the website for $5,000 and is amortizing the asset straight-line over its three-year useful life or $1,664 per year.  For the nine months ended March 31, 2024 the Company recognized amortization expense in the amount of $1,248. As of March 31, 2024 the accumulated amortization of the website was $4,160.

In October 2023 the Company launched its website with possible CRM integration. The Company purchased the website for $4,000 and is amortizing the asset straight-line over its three-year useful life or $1,333 per year.  For the nine months ended March 31, 2024 the Company recognized amortization expense in the amount of $609. As of March 31, 2024 the accumulated amortization of the website was $609.

In December 2023 the Company launched a mobile application. The Company purchased the mobile application for $20,000 and is amortizing the asset straight-line over its five-year useful life or $4,000 per year.  For the nine months ended March 31, 2024 the Company recognized amortization expense in the amount of $1,183. As of March 31, 2024 the accumulated amortization of the mobile application was $1,183.

Note 5– COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 6,450,000 shares of common stock issued and outstanding as of March 31, 2024 and June 30, 2023.

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

Note 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of March 31, 2024, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through May 10, 2024 and the date these financial statements were available to be issued, and there were no events to report.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Periods Ended March 31, 2024 and 2023:

During the three months period ended March 31, 2024 and 2023 we have generated $5,994 and $0 in revenues, respectively.

For the three months period ended March 31, 2024 operating expenses were $(3,885). Operating expenses consist of mainly professional fees. For the three months period ended March 31, 2023 operating expenses were $(464). Operating expenses consist of mainly amortization expenses.

Our net income for the three months period ended March 31, 2024 was $2,109. Our net loss for the three months period ended March 31, 2023 was $464.

Nine Months Periods Ended March 31, 2024 and 2023:

During the nine months period ended March 31, 2024 and 2023 we have generated $26,336 and $0 in revenues, respectively. Our old website, which launched in 2021, did not attract many customers. However, the launch of a newly designed website and Android mobile application in 2023 garnered better customer attention, which helped us achieve significantly higher revenue for the nine months ended March 31, 2024 compared to the same period in 2023.

For the nine months period ended March 31, 2024 operating expenses were $(21,423). Operating expenses consist of mainly professional fees. For the nine months period ended March 31, 2023 operating expenses were $(5,248). Operating expenses consist of mainly professional fees.

Our net income for the nine months period ended March 31, 2024 was $4,913. Our net loss for the nine months period ended March 31, 2023 was $5,248.

Liquidity and Capital Resources

As of March 31, 2024, our total assets were $32,193 consisting of cash of $1,795, prepaid expenses of $7,350, website purchase of $4,231 and mobile application of $18,817. As of March 31, 2024, our current liabilities were $25,314 consisting of director loan of $11,314 and accounts payable of $14,000.

Cash Flows from Operating Activities for nine months ended March 31, 2024 and 2023

For the nine months ended March 31, 2024, net cash flows used in operating activities was $16,403. For the nine months ended March 31, 2023, net cash flows used in operating activities was $(4,000).

Cash Flows from Investing Activities

For the nine months ended March 31, 2024, net cash flows generated from investing activities was $(24,000). We have not generated cash flows from investing activities for the nine months ended March 31, 2023.

Cash Flows from Financing Activities

For the nine months ended March 31, 2024, net cash flows provided by financing activities was $4,000 from director loan. We have not generated cash flows from financing activities for the nine months ended March 31, 2023.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2024.

INCORDEX CORP.

By:	/s/ Iurii Abramovici
Name:	Iurii Abramovici
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 10, 2024.

Signature	Title

/s/ Iurii Abramovici	President, Chief Executive Officer, Treasurer, Secretary,
Iurii Abramovici	and Director (Principal Executive Officer and Principal Accounting Officer)

