Form 10-K
period 2024-06-30
Incordex Corp.
filed 2024-09-24
CIK 1818550

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

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

Class	Outstanding as of September 23, 2024
Common Stock: $0.001	6,450,000

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

On September 28, 2023, the Company, entered into Website Development Agreement with Alex White (“Developer”).

On November 1, 2023, the Company, entered into a Mobile App Development Agreement with Ivenco FZE (“Developer”).

Revenue

For the year ended June 30, 2024 and 2023, we have launched our web site at: https://incordexcorp.com/. The Company plans to generate revenue via direct sales and via online orders.

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

Item 1A. Risk Factors

Not required for Smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not required for Smaller reporting companies.

Item 1C. Cybersecurity

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2. Properties

Currently we don’t own any properties. Our business office is located at 6 Rosemary Way, Nuneaton, United Kingdom CV10 7ST. This address was provided by sole officer and president, Mr. Abramovici. Our telephone number is +44-203-99-11-252.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of June 30, 2024, there were 32 record owners of our common stock including the director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended June 30, 2024 and 2023, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2024 and 2023, the Company did not repurchase any shares of its Common Stock.

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

PLAN OF OPERATION

FISCAL YEAR ENDED JUNE 30, 2024 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2023

During the years ended June 30, 2024 and 2023 we have generated $31,079 and $9,561 in revenues, respectively. Our old website, which launched in 2021, did not attract many customers. However, the launch of a newly designed website and Android mobile application in 2023 garnered better customer attention, which helped us achieve significantly higher revenue for the year ended June 30, 2024 compared to the same period in 2023.

Our net loss for the fiscal year ended June 30, 2024 was $11,682 compared to a net loss of $8,827 during the fiscal year ended June 30, 2023.

Operating expenses incurred were $42,761 during fiscal year ended June 30, 2024 compared to $18,388 during fiscal year ended June 30, 2023. Operating expenses consist of mainly professional fees. Expenses increased due to the Company’s operational activities.

The number of shares outstanding was 6,450,000 for the fiscal years ended June 30, 2024 and 2023.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JUNE 30, 2024 AND 2023

As of June 30, 2024, our total assets were $22,288 primarily consisting of cash and intangible assets.  As of June 30, 2023, our total assets were $9,280 primarily consisting of cash, prepaid expenses and intangible assets.

Cash Flows from Operating Activities

For the year ended June 30, 2024, net cash flows used in operating activities was $7,898. For the year ended June 30, 2023, net cash flows used in operating activities was $(4,163).

Cash Flows from Investing Activities

For the year ended June 30, 2024, net cash flows generated from investing activities was $(24,000). We have not generated cash flows from investing activities for the year ended June 30, 2023.

Cash Flows from Financing Activities

For the year ended June 30, 2024, net cash flows provided by financing activities was $11,700 from director loan. We have not generated cash flows from financing activities for the year ended June 30, 2023.

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

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-11 of this report and are incorporated by reference in this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On August 13, 2024, the Board of Directors of Incordex Corp. (the “Company”) approved the engagement of Boladale Lawal & Co (‘BLC’) as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2024, effective immediately, and dismissed Fruci and Associates II, PLLC, on August 13, 2024 as the Company’s independent registered public accounting firm.

There was no disagreement on accounting treatment and disclosures

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of June 30, 2024. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for a term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Iurii Abramovici 6 Rosemary Way, Nuneaton, United Kingdom CV10 7ST	42	President, Secretary, Treasurer and Director

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

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Iurii Abramovici	President, Treasurer, Secretary	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Since Inception on June 12, 2020, Iurii Abramovici only member of our Board of Director was not compensated for his services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of June 30, 2024 of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On February 21, 2020, we offered and sold 5,000,000 shares of common stock to Iurii Abramovici, our sole officer and director, at a purchase price of $0.001 per share, for aggregate proceeds of $5,000.

During the period from June 12, 2020 (inception) to June 30, 2024, Iurii Abramovici loaned $19,014 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Fruci & Associates II, PLLC. for services for the fiscal years 2024 and 2023, respectively.

Fee Category	Fiscal Year 2024	Fiscal Year 2023
Audit Fees	$15,750	$9,825
Tax Fees	—	—
All Other Fees	—	—
Total	$15,750	$9,825

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Incordex Corp. at June 30, 2024 and 2023, and for each of the two fiscal years in the period ended June 30, 2024, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-11 of this Report.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 23, 2024.

INCORDEX CORP.

By:	/s/ Iurii Abramovici
Name:	Iurii Abramovici
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 23, 2024.

Signature	Title

/s/Iurii Abramovici	President, Chief Executive Officer, Treasurer, Secretary and Director
Iurii Abramovici	(Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

INCORDEX CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

INCORDEX CORP.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Incordex Corp (the ‘Company’) as of June 30, 2024, and the related statements of operations, changes in stockholders’ equity /(deficit) and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(43,716), net loss of $(11,682) and a negative working capital of $(12,000). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

September 24, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Incordex Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Incordex Corp. (“the Company”) as of June 30, 2023, and the related statements of operations, changes in stockholder’s equity / (deficit), and cash flows for the year ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

INCORDEX CORP.

BALANCE SHEETS

ASSETS	June 30, 2024	June 30, 2023

Current Asset
Cash	$990	$5,392
Prepaid Expenses	-	1,800
Total Current Assets	990	7,192
Fixed Assets
Mobile Application, Net	17,817	-
Website, Net	3,481	2,088
Total Fixed Assets	21,298	2,088
Total Assets	$22,288	$9,280

LIABILITIES AND STOCKHOLDERS’ EQUITY/ (Deficit)
Current Liabilities
Accounts Payable	$12,990	$-
Total Current Liabilities	12,990	-
Long-Term Liabilities
Director Loan	19,014	7,314
Total Long-Term Liabilities	19,014	7,314
Total Liabilities	32,004	7,314

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,450,000 and 6,450,000 shares issued and outstanding	6,450	6,450
Additional Paid in Capital	27,550	27,550
Accumulated Deficit	(43,716)	(32,034)
Total Stockholders’ Equity/ (Deficit)	(9,716)	1,966

Total Liabilities and Stockholders’ Equity/ (Deficit)	$22,288	$9,280

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF OPERATIONS

	For the year ended June 30, 2024	For the year ended June 30, 2023

REVENUES (services rendered)	$31,079	$9,561

OPERATING EXPENSES
General and Administrative Expenses	42,761	18,388
TOTAL OPERATING EXPENSES	(42,761)	(18,388)

NET INCOME (LOSS) FROM OPERATIONS	(11,682)	(8,827)

PROVISION FOR INCOME TAXES	-	-

NET PROFIT/LOSS	$(11,682)	$(8,827)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,450,000	6,450,000

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

 FOR THE YEAR ENDED JUNE 30, 2024 AND 2023

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	6,450,000	$6,450	$27,550	$(23,207)	$10,793
Net loss for the year ended	-	-	-	(8,827)	(8,827)
Balance at June 30, 2023	6,450,000	$6,450	$27,550	$(32,034)	$1,966
Net loss for the year ended	-	-	-	(11,682)	(11,682)
Balance at June 30, 2024	6,450,000	$6,450	$27,550	$(43,716)	$(9,716)

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP

STATEMENTS OF CASH FLOWS

	Year ended June 30, 2024	Year ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,682)	$(8,827)
Adjustments to reconcile net loss to net cash from operating activities:
Accumulated Depreciation	4,790	1,664
Prepaid Expenses	1,800	3,000
Accounts Payable	12,990	-
CASH FLOWS PROVIDED BY / (USED IN) OPERATING ACTIVITIES	7,898	(4,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application	(20,000)	-
Website Purchase	(4,000)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(24,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Director Loan	11,700	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	11,700	-

NET CHANGE IN CASH	(4,402)	(4,163)
Cash, beginning of period	5,392	9,555
Cash, end of period	$990	$5,392

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

Year ended June 30, 2024 and 2023 (Audited)

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

Our current address is 6 Rosemary Way, Nuneaton, CV107ST United Kingdom.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $43,716 as of June 30, 2024. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of June 30, 2024, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of June 30, 2024 were no differences between our comprehensive loss and net loss.

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

For the year ended June 30, 2024, the Company has generated $31,079 in revenue.

Following is a summary of customers who accounted for more than ten percent of the Company’s revenues:

Years Ended June 30,
2024
Sales %
Customer A	25
Customer B	17
Customer C	15
Customer D	14
Customer E	13
Other	16
Total	100

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

The Company purchased and possesses an operative website. The Company purchased the website for $5,000 and is amortizing the asset straight-line over its three-year useful life or $1,664 per year.  For the year ended June 30, 2024 the Company recognized amortization expense in the amount of $1,664. As of June 30, 2024 the accumulated amortization of the website was $4,576.

In October 2023 the Company launched its website with possible CRM integration. The Company purchased the website for $4,000 and is amortizing the asset straight-line over its three-year useful life or $1,333 per year.  For the year ended June 30, 2024 the Company recognized amortization expense in the amount of $943. As of June 30, 2024 the accumulated amortization of the website was $943.

In December 2023 the Company launched a mobile application. The Company purchased the mobile application for $20,000 and is amortizing the asset straight-line over its five-year useful life or $4,000 per year.  For the year ended June 30, 2024 the Company recognized amortization expense in the amount of $2,183. As of June 30, 2024 the accumulated amortization of the mobile application was $2,183.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

There were 6,450,000 shares of common stock issued and outstanding as of June 30, 2024 and 2023.

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

Note 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of June 30, 2024, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through September 23, 2024 and the date these financial statements were available to be issued, On September 23,2024 a debt of $12,500 owed by Incordex Corp. to Ivenco FZE has been fully settled, and both parties have released each other from any further obligations related to this debt.

