Form 10-Q
period 2024-09-30
Incordex Corp.
filed 2024-11-06
CIK 1818550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-248609

INCORDEX CORP.
(Exact name of registrant as specified in its charter))

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

+1-775-401-6800

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 6, 2024
Common Stock: $0.001	6,450,000

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

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

3

INCORDEX CORP.

4

INCORDEX CORP.

BALANCE SHEETS

	September 30, 2024 (Unaudited)	June 30, 2024 (Audited)
ASSETS
Current Asset
Cash	$2,228	$990
Total Current Assets	2,228	990
Fixed Assets
Mobile Application, Net	16,817	17,817
Website, Net	2,732	3,481
Total Fixed Assets	19,549	21,298
Total Assets	$21,777	$22,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$2,381	$12,990
Total Current Liabilities	2,381	12,990
Long-Term Liabilities
Director Loan	24,014	19,014
Total Long-Term Liabilities	24,014	19,014
Total Liabilities	26,395	32,004

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,450,000 and 6,450,000 shares issued and outstanding	6,450	6,450
Additional Paid in Capital	27,550	27,550
Accumulated Deficit	(38,618)	(43,716)
Total Stockholders’ Deficit	(4,618)	(9,716)

Total Liabilities and Stockholders’ Deficit	$21,777	$22,288

See accompanying notes, which are an integral part of these unaudited financial statements

INCORDEX CORP.

STATEMENTS OF OPERATIONS

Three months ended September 30, 2024 and 2023

 (Unaudited)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023

REVENUES (services rendered)	$1,805	$4,700

OPERATING EXPENSES
General and Administrative Expenses	9,207	4,604
TOTAL OPERATING EXPENSES	(9,207)	(4,604)

OTHER INCOME/ (EXPENSES)	12,500	-

NET INCOME/ (LOSS) FROM OPERATIONS	5,098	96

PROVISION FOR INCOME TAXES	-	-

NET INCOME/ (LOSS)	$5,098	$96

NET INCOME/ (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,450,000	6,450,000

See accompanying notes, which are an integral part of these unaudited financial statements

INCORDEX CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

Three months ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity / (Deficit)
Balance as of June 30, 2023	6,450,000	$6,450	$27,550	$(32,034)	$1,966
Net income for the period	-	-	-	96	96
Balance as of September 30, 2023	6,450,000	$6,450	$27,550	$(31,938)	$2,062

Balance as of June 30, 2024	6,450,000	$6,450	$27,550	$(43,716)	$(9,716)
Net income for the period	-	-	-	5,098	5,098
Balance as of September 30, 2024	6,450,000	$6,450	$27,550	$(38,618)	$(4,618)

See accompanying notes, which are an integral part of these unaudited financial statements

INCORDEX CORP.

STATEMENTS OF CASH FLOWS

Three months ended September 30, 2024 and 2023

(Unaudited)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$5,098	$96
Adjustments to reconcile net loss to net cash from operating activities:
Accumulated Depreciation	1,749	416
Prepaid Expenses	-	(33,400)
Accounts Payable	(10,609)	30,000
CASH FLOWS PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	(3,762)	(2,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Director Loan	5,000	4,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,000	4,000

NET CHANGE IN CASH	1,238	1,112
Cash, beginning of period	990	5,392
Cash, end of period	$2,228	$6,504

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of theseunaudited financial statements

INCORDEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

Three months ended September 30, 2024 and 2023

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

Our current address is 6 Rosemary Way, Nuneaton, CV107ST United Kingdom.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company has an accumulated deficit of $38,618 as of September 30, 2024.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2024 and 2023 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2025. These unaudited condensed financial statements should be read in conjunction with the June 30, 2024, financial statements and notes thereto.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of September 30, 2024, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2024 were no differences between our comprehensive loss and net loss.

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

For the three months ended September 30, 2024 and 2023, the Company has generated $1,805 and $4,700 in revenue, respectively.

Following is a summary of customers who accounted for more than ten percent of the Company’s revenues:

	Three Months Ended September 30,
	2024	2023
	Sales %	Sales %
Customer A	-	100
Customer B	100	-
Total	100	100

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

The Company purchased and possesses an operative website. The Company purchased the website for $5,000 and is amortizing the asset straight-line over its three-year useful life or $1,664 per year.  For the three months ended September 30, 2024 the Company recognized amortization expense in the amount of $416. As of September 30, 2024 the accumulated amortization of the website was $4,992.

In October 2023 the Company launched its website with possible CRM integration. The Company purchased the website for $4,000 and is amortizing the asset straight-line over its three-year useful life or $1,333 per year.  For the three months ended September 30, 2024 the Company recognized amortization expense in the amount of $333. As of September 30, 2024 the accumulated amortization of the website was $1,278.

In December 2023 the Company launched a mobile application. The Company purchased the mobile application for $20,000 and is amortizing the asset straight-line over its five-year useful life or $4,000 per year.  For the three months ended September 30, 2024 the Company recognized amortization expense in the amount of $1,000. As of September 30, 2024 the accumulated amortization of the mobile application was $3,183.

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 6,450,000 shares of common stock issued and outstanding as of September 30, 2024 and June 30, 2024.

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

Note 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of September 30, 2024, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through November 6, 2024 and the date these financial statements were available to be issued, and there were no events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

On September 28, 2023, the Company, entered into Website Development Agreement with Alex White (“Developer”).

Revenue

For the three months ended September 30, 2024 and 2023, we have generated $1,805 and $4,700 as revenue, respectively. We have launched our web site at: https://incordexcorp.com/. The Company plans to generate revenue via direct sales and via online orders.

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

Three Months Periods Ended September 30, 2024 and 2023:

During the three months period ended September 30, 2024 and 2023 we have generated $1,805 and $4,700 in revenues, respectively.

For the three months period ended September 30, 2024 operating expenses were $(9,207). Operating expenses consist of mainly professional fees. For the three months period ended September 30, 2023 operating expenses were $(4,604). Operating expenses consist of mainly professional fees. Expenses increased due to the Company’s operational activities.

The total other income for the three months ended September 30, 2024 and 2023 were $12,500 and $0, respectively.

Our net income for the three months period ended September 30, 2024 and 2023, was $5,098 and $96, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, our total assets were $21,777 primarily consisting of cash ($2,228) and intangible assets ($19,549). As of September 30, 2024, our total liabilities were $26,395 consisting of director loan ($24,014) and accounts payable ($2,381).

Cash Flows from Operating Activities

For the three months ended September 30, 2024, net cash flows used in operating activities was $(3,762). For the three months ended September 30, 2023, net cash flows used in operating activities was $(2,888).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three months ended September 30, 2024 and 2023.

Cash Flows from Financing Activities

For the three months ended September 30, 2024, net cash flows provided by financing activities was $5,000 from director loan. For the three months ended September 30, 2023, net cash flows provided by financing activities was $4,000 from director loan.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

Not required for Smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No report required.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

No report required.

ITEM 6. EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2024.

INCORDEX CORP.

By:	/s/ Iurii Abramovici
Name:	Iurii Abramovici
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 6, 2024.

Signature	Title
/s/ Iurii Abramovici	President, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive
Iurii Abramovici	Officer and Principal Accounting Officer)

