Form 10-Q
period 2024-12-31
Incordex Corp.
filed 2025-08-21
CIK 1818550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Room 1501, Hengkai Center, No. 809 Ningnan North Road

Yinzhou District Ningbo City, Zhejiang Provence, China

+86 0574 5533 8861

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Registered Agents Inc.

401 Ryland St., STE 200-A, Reno, NV 89502

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

Indicate the number of shares outstanding each of the issuer’s classes of common stock, as of the most practicable date:

                            Outstanding as of March 31, 2025, 6,450,000 shares of Common Stock, par value $0.001

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical, or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statement represents management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

3

INCORDEX CORP.

4

INCORDEX CORP.

BALANCE SHEETS

	December 31, 2024 (Unaudited)	June 30, 2024 (audited)
ASSETS
Current Asset
Cash	$1,718	$990
Total Current Assets	1,718	990
Fixed Assets
Mobile Application, Net	-	17,817
Website, Net	-	3,481
Total Fixed Assets	-	21,298
Total Assets	$1,718	$22,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$980	$12,990
Total Current Liabilities	980	12,990
Long-Term Liabilities
Director Loan	-	19,014
Total Long-Term Liabilities	-	19,014
Total Liabilities	980	32,004

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,450,000 and 6,450,000 shares issued and outstanding	6,450	6,450
Additional Paid in Capital	27,550	27,550
Accumulated Deficit	(33,262)	(43,716)
Total Stockholders’ Deficit	738	(9,716)

Total Liabilities and Stockholders’ Deficit	$1,718	$22,288

See accompanying notes, which are an integral part of these unaudited financial statements

INCORDEX CORP.

STATEMENTS OF OPERATIONS

Three and Six months period ended December 31, 2024 and 2023

 (Unaudited)

	For the three months ended December 31, 2024	For the three months ended December 31, 2023	For the six months ended December 31, 2024	For the six months ended December 31, 2023

REVENUES (services rendered)	$1,005	$15,642	2,810	20,342

OPERATING EXPENSES
General and Administrative Expenses	1,862	12,934	11,070	17,538
TOTAL OPERATING EXPENSES	(1,862)	(12,934)	(11,070)	(17,538)

OTHER INCOME/ (EXPENSES)	6,214	-	18,714	-

NET INCOME/ (LOSS) FROM OPERATIONS	5,357	2,708	10,454	2,804

PROVISION FOR INCOME TAXES	-	-

NET INCOME/ (LOSS)	$5,357	$2,708	10,454	2,804

NET INCOME/ (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00	0.00	0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,450,000	6,450,000	6,450,000	6,450,000

See accompanying notes, which are an integral part of these unaudited financial statements

INCORDEX CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

Three and six months ended December 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’ Equity /
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2023	6,450,000	$6,450	$27,550	$(32,034)	$1,966
Net income for the period	-	-	-	96	96
Balance as of September 30, 2023	6,450,000	$6,450	$27,550	$(31,938)	$2,062
Net income for the period				2,708	2,708
Balance as of December 31, 2023	6,450,000	$6,450	$27,550	$(29,230)	4,770

Balance as of June 30, 2024	6,450,000	$6,450	$27,550	$(43,716)	$(9,716)
Net income for the period	-	-	-	5,098	5,098
Balance as of September 30, 2024	6,450,000	$6,450	$27,550	$(38,619)	$(4,619)
Net income for the period				5,357	5,357
Balance as of December 31, 2024	6,450,000	$6,450	$27,550	$(33,262)	738

See accompanying notes, which are an integral part of these unaudited financial statements

INCORDEX CORP.

STATEMENTS OF CASH FLOWS

Six months ended December 31, 2024 and 2023

(Unaudited)

	For the six months ended December 31, 2024	For the six months ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$10,454	$2,804
Adjustments to reconcile net loss to net cash from operating activities:
Accumulated Depreciation	2,583	1,291
Other Income-Debt forgiveness	18,714
Prepaid Expenses	-	(550)
Accounts Payable	(12,011)	14,000
CASH FLOWS PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	19,741	17,545

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile application		(20,000)
Website purchase		(4,000)
CASH FLOWS USED IN INVESTING ACTIVITIES		(24,000)
CASH FLOWS FROM FINANCING ACTIVITIES	-
Director Loan	(19,014)	4,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(19,014)	4,000

NET CHANGE IN CASH	727	(2,455)
Cash, beginning of period	990	5,392
Cash, end of period	$1,718	$2,937

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements

INCORDEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

Six months ended December 31, 2024 and 2023 (Unaudited)

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

Our current address is 6 Rosemary Way, Nuneaton, CV107ST United Kingdom.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company has an accumulated deficit of $35,718 as of December 31, 2024.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2024 and 2023 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2025. These unaudited condensed financial statements should be read in conjunction with the June 30, 2024, financial statements and notes thereto.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of December 31, 2024, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of December 31, 2024 were no differences between our comprehensive loss and net loss.

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

For the three months ended December 31, 2024, the Company has generated $1,005 in revenue.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – INTANGIBLE ASSETS

The Company has no intangible assets as of December 31, 2024.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 6,450,000 shares of common stock issued and outstanding as of December 31, 2024 and June 30, 2024.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of December 31, 2024, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through February 14, 2025 and the date these financial statements were available to be issued, and there were no events to report.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL INFORMATION ABOUT OUR COMPANY

We were incorporated in Nevada on June 12, 2020. We are a development-stage company that was formed to offer handwritten letter services via our website platform. We plan to develop and sell a Customer Relationship Management (CRM) program designed to assist businesses in sending handwritten letters to their customers. Also, we are planning to develop Reporting and Analytics Software to help our customers see how effective these handwritten letters are in their marketing campaigns. Our principal executive offices are located at 6 Rosemary Way, Nuneaton, United Kingdom CV10 7ST. Our phone number is +1 702 879 4409.

From inception until the date of this filing, we have had very limited operating activities. Our independent registered public accounting firm has issued an audit opinion for Incordex Corp., including a statement expressing substantial doubt about our ability to continue as a going concern.

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

On September 28, 2023, the Company, entered into Website Development Agreement with Alex White (“Developer”).

Revenue

For the three months ended December 31, 2024 and 2023, we have generated $1,005 and $15,642 as revenue, respectively. We have launched our web site at: https://incordexcorp.com/. The Company plans to generate revenue via direct sales and via online orders.

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

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recover ability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Periods Ended December 31, 2024 and 2023:

During the three months period ended December 31, 2024 and 2023 we have generated $1,005 and $15,642 in revenues, respectively.

For the three months period ended December 31, 2024 operating expenses were ($1,862). Operating expenses consist of mainly professional fees. For the three months period ended December 31, 2023 operating expenses were $(12,934). Operating expenses consist of mainly professional fees. Expenses increased due to the Company’s operational activities.

The total other income for the three months ended December 31, 2024 and 2023 were $6,214 and $0, respectively.

Our net income for the three months period ended December 31, 2024 and 2023, was $5,357 and $2,708, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, our total assets were $1,718 primarily consisting of cash $1,718.

Cash Flows from Operating Activities

For the three months ended December 31, 2024, net cash flows used in operating activities was $19,741. For the three months ended December 31, 2023, net cash flows used in operating activities was $17,545.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the six months ended December 31, 2024 and we invested ($24,000) during the year 2023.

Cash Flows from Financing Activities

For the three months ended December 31, 2024, net cash flows provided by financing activities was $19,014 from director loan. For the three months ended December 31, 2023, net cash flows provided by financing activities was $4,000 from director loan.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Management is unaware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer, or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest in any legal proceedings. Management is unaware of any other pending legal proceedings or those that have been threatened against us or our properties.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 21, 2025.

INCORDEX CORP.

By:	/s/ Jun Lu
Name:	Jun Lu
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 21, 2025.

/s/ Jun Lu	Title
Signature	President, Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer and Principal Accounting Officer)

