Form 10-Q
period 2025-03-31
Incordex Corp.
filed 2026-01-30
CIK 1818550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

+86 0574 5533 8861

(Address, including zip code, and telephone number,

including area code, of registrant

Nevada Agency and Transfer Company.

50 West Liberty Street, Suite 880

Reno, NV 89501

775-322-0626

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer

Class	Outstanding as of May 10, 2025
Common Stock: $0.001	6,450,000

2

INCORDEX CORP.

INDEX TO FINANCIAL STATEMENTS

For the three and nine months ended March 31, 2025 and 2024 (Unaudited)

3

INCORDEX CORP.

BALANCE SHEETS

	March 31, 2025 (unaudited)	June 30, 2024 (audited)
ASSETS
Current Asset
Cash	-	990
Total Current Assets	$-	$990
Fixed Assets
Mobile Application, Net	-	17,817
Website, Net	-	3,481
Total Fixed Assets	-	21,298
Total Assets	$-	$22,288

LIABILITIES AND STOCKHOLDERS
Current Liabilities
Accounts Payable	$1,874	$12,990
Total Current Liabilities	1,874	12,990
Long Term Liabilities
Director Loan	-	19,014
Total Long Term Liabilities	-	19,014
Total Liabilities	1,874	32,004

Stockholders Equity / (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 6,450,000 and 6,450,000 shares issued and outstanding	6,450	6,450
Additional Paid in Capital	27,550	27,550
Accumulated Deficit	(35,874)	(43,716)
Total Stockholders Deficit	(1,874)	(9,716)

Total Liabilities and Stockholders Equity	$-	$22,288

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF OPERATIONS

Three and nine months ended March 31, 2025 and 2024

 (Unaudited)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024	For the nine months ended March 31, 2025	For the nine months ended March 31, 2024

REVENUES (services rendered)	$-	$5,994	$2,810	$26,336

OPERATING EXPENSES
General and Administrative Expenses	261	3,885	11,331	21,423
TOTAL OPERATING EXPENSES	(261)	(3,885)	(11,331)	(21,423)

OTHER INCOME/ (EXPENSES)	(2,351)	-	16,363	-

NET INCOME (LOSS) FROM OPERATIONS	(2,612)	2,109	7,842	4,913

PROVISION FOR INCOME TAXES	-	-	-	-

NET PROFIT/LOSS	$(2,612)	$2,109	$7,842	$4,913

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,450,000	6,450,000	6,450,000	6,450,000

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS/ (DEFICIT)

Three and nine months ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	6,450,000	$6,450	$27,550	$(32,034)	$1,966
Net income for the period	-	-	-	96	96
Balance at September 30, 2023	6,450,000	$6,450	$27,550	$(31,938)	$2,062
Net income for the period	-	-	-	2,708	2,708
Balance at December 31, 2023	6,450,000	$6,450	$27,550	$(29,230)	$4,770
Net income for the period	-	-	-	2,109	2,109
Balance at March 31, 2024	6,450,000	$6,450	$27,550	$(27,121)	$6,879

Balance at June 30, 2024	6,450,000	$6,450	$27,550	$(43,716)	$(9,716)
Net income for the period	-	-	-	5,098	5,098
Balance at September 30, 2024 (Unaudited)	6,450,000	$6,450	$27,550	$(38,619)	$(4,619)
Net income for the period	-	-	-	5,357	5,357
Balance at December 31, 2024 (Unaudited)	6,450,000	$6,450	$27,550	$(33,262)	$738
Net loss for the period	-	-	-	(2,612)	(2,612)
Balance at March 31, 2025 (Unaudited)	6,450,000	$6,450	$27,550	$(35,874)	$(1,874)

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

STATEMENTS OF CASH FLOWS

Nine months ended March 31, 2025 and 2024

(Unaudited)

	For the nine months ended March 31, 2025	For the nine months ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$7,842	$4,913
Adjustments to reconcile net loss to net cash from operating activities:
Accumulated Depreciation	2,583	3,040
Other Income-Debt forgiveness	18,714	-
Accounts Payable	(11,116)	14,000
Prepaid Expenses	-	(5,550)
CASH FLOWS USED IN OPERATING ACTIVITIES	18,023	16,403

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile application	-	(20,000)
Website purchase	-	(4,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Director loan	(19,014)	4,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(19,014)	4,000

NET CHANGE IN CASH	(990)	(3,597)
Cash, beginning of period	990	5,392
Cash, end of period	$-	$1,795

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

INCORDEX CORP.

NOTES TO THE FINANCIAL STATEMENTS

Nine months ended March 31, 2025 and 2024

(Unaudited)

Note 1 ORGANIZATION AND NATURE OF BUSINESS

Incordex Corp. . will be an online handwritten letter service that sends handwritten letters and cards. Our customers will be business and private persons. Customers will use our services to send real handwritten letters to prospects and new customers. We expect our main customers will be direct mail marketing companies. Private persons will use our services for their private needs. The letter writers will be freelancers around the world. Our freelancers will be working on an independent contract basis. Additionally, we plan to develop and sell Customer Relationship Management(“CRM”) program designed to assist businesses in sending handwritten letters to their customers. Also, we are planning to develop Reporting and Analytics Software analytics to help our customers see how effective these handwritten letters are in their marketing campaigns.

Our current address is Room 1501, Hengkai Center, No. 809 Ningnan North Road Yinzhou District Ningbo City, Zhejiang Provence, China

Note 2 GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $35,874 as of March 31, 2025. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2025 and 2024 are not necessarily indicative of the operating results that may be expected for the year ending June 30, 2025. These unaudited condensed financial statements should be read in conjunction with the June 30, 2024, financial statements and notes thereto.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of March 31, 2025, there is no year open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included in the income tax section of the statement of operations and comprehensive loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of March 31, 2025 were no differences between our comprehensive loss and net loss.

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

For the nine months ended March 31, 2025, the Company has generated $2,810 in revenue.

Following is a summary of customers who accounted for more than ten percent of the Company’s revenues:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	Sales %	Sales %	Sales %	Sales %
Customer A	-	-	29	29
Customer B	-	-	28	28
Customer C	-	-	19	19
Customer D	-	64	15	15
Customer E	-	36	8	8
Total	-	100	100	100

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 INTANGIBLE ASSETS

The Company has no intangible assets as of March 31, 2025.

Note 5 COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

There were 6,450,000 shares of common stock issued and outstanding as of March 31, 2025 and June 30, 2024.

Voting Common Stock

All shares of common stock have voting rights and are identical. All holders of shares of voting common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

Non-voting Common Stock

All of the other terms of the Non-Voting Common Stock shall be identical to the Voting Common Stock, except for the right of first refusal that attaches to the Non-Voting Common Stock, as explained in the Company

Note 6 COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. As of March 31, 2025, there are no current matters that would have a material effect on the Company

Note 7 SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events”, the Company has analyzed its operations through March 31, 2025 and the date these financial statements were available to be issued, and there were no events to report.

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

On January 13, 2025, Iurii Abramovici, the Company’s Chief Executive Officer and sole Director (the “Seller”) consummated a transaction pursuant to which he sold 5,000,000 shares of Common Stock, par value $0.001 (the “Shares”) of Incordex Corp. (the “Company”) to Mr. Jun Lu (the “Buyer”) pursuant to that certain Securities Purchase Agreement, dated October 8, 2024, entered into between the Seller and the Buyer (the “Transaction”). In connection with the consummation of the Transaction, Mr. Abramovici agreed to resign from his positions with the Company. The sale of the Shares was a private transaction. The Shares transferred to the Buyer were labeled restrictive on the transfer agent's books. At the Transaction's closing, Mr. Abramovici sold and transferred 5,000,000 shares of common stock to Mr. Lu for $380,000. In connection with the consummation of the Transaction, Mr. Abramovici resigned as Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director of the Company effective on January 13, 2025, and agreed to appoint Mr. Jun Lu as Chief Executive Officer, President, Chief Financial Officer, Secretary and Director of the Company.

Great Importance

Personalization

Contact

Feeling of Comfort

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

On September 28, 2023, the Company, entered into Website Development Agreement with Alex White

On November 1, 2023, the Company, entered into a Mobile App Development Agreement with Ivenco FZE

Revenue

For the year ended June 30, 2024, we have launched our web site at: https://incordexcorp.com/. The Company plans to generate revenue via direct sales and via online orders.

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

Three Months Periods Ended March 31, 2025 and 2024:

During the three months period ended March 31, 2025 and 2024 we have generated $0 and $5,994 in revenues, respectively.

5

For the three months period ended March 31, 2025 operating expenses were $(261). Operating expenses consist of mainly professional fees. For the three months period ended March 31, 2024 operating expenses were $(3,885). Operating expenses consist of mainly amortization expenses.

Our net loss for the three months period ended March 31, 2025 was $2,612. Our net income for the three months period ended March 31, 2024 was $2,109.

Nine Months Periods Ended March 31, 2025 and 2024:

During the nine months period ended March 31, 2025 and 2024 we have generated $2,810 and $26,336 in revenues, respectively.

For the nine months period ended March 31, 2025 operating expenses were $(11,331). Operating expenses consist of mainly professional fees. For the nine months period ended March 31, 2024 operating expenses were $(21,423). Operating expenses consist of mainly professional fees.

Our net income for the nine months period ended March 31, 2025 was $7,842. Our net income for the nine months period ended March 31, 2024 was $4,913.

Liquidity and Capital Resources

As of March 31, 2025, our total assets were $0. As of March 31, 2025, our current liabilities were $1,874 consisting of accounts payable of $1,874.

Cash Flows from Operating Activities for nine months ended March 31, 2025 and 2024

For the nine months ended March 31, 2025, net cash flows used in operating activities was $18,024. For the nine months ended March 31, 2024, net cash flows used in operating activities was $16,403 .

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the nine months ended March 31, 2025. For the nine months ended March 31, 2024, net cash flows generated from investing activities was $(24,000).

Cash Flows from Financing Activities

For the nine months ended March 31, 2025, net cash flows provided by financing activities was $(19,014) from director loan. For the nine months ended March 31, 2024, net cash flows provided by financing activities was $4,000 from director loan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2025.

INCORDEX CORP.

By:	/s/ Jun Lu
Name:	Jun Lu
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 12, 2025.

Signature	Title

/s/ Jun Lu	President, Chief Executive Officer, Treasurer, Secretary,
Jun Lu	and Director (Principal Executive Officer and Principal Accounting Officer)

